Form 10QSB
period 2007-03-31
Printing Components Inc.
filed 2007-05-17
CIK 1389034

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-141057

PRINTING COMPONENTS INC.
 (Exact name of registrant as specified in its charter)

NEVADA	Applied For
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2795 Barton Street, East
Unit 5
Hamilton, Ontario
Canada L8E 2J8
(Address of principal executive offices)

(905) 399-5862
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [   ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

As of May 17, 2007, the total number of shares issued and outstanding is: 5,000,000.

===================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

___________________________________________________________________________________________

	Mar 31, 2007	Dec 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,295	$1,550

Total Assets	$1,295	$1,550

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities	$1,467	$3,500
Due to officer/shareholder	22,086	16,500

Total Liabilities	23,553	20,000

Shareholders' Deficiency:
Preferred Stock, $0.00001 par value,
Common Stock, $0.00001 par value,
100,000,000 shares authorized
5,000,000 common stock issued and outstanding	50	50
Accumulated Deficit	(22,308)	(18,500)

	(22,258)	(18,450)

Total Liabilities and Shareholders' Deficiency	$1,295	$1,550

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

___________________________________________________________________________________________

	Jan 1, 2007	Dec 12, 2006
	to	(inception) to
	Mar 31, 2007	Mar 31, 2007
	(unaudited)	(unaudited)

REVENUE:	$-	$-

EXPENSES:

Rent	1,812	1,812
Travel	1,313	1,313
Office	251	251
Meals and entertainment	178	178
Bank charges	128	128
Registration fees	126	126
Professional fees	-	18,500

Net Loss	$(3,808)	$(22,308)

Basic and diluted net loss per share	$-

Weighted average shares used in calculating
Basic and diluted net loss per share	5,000,000

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

___________________________________________________________________________________________

	Jan 1, 2007	Dec 12, 2006
	to	(inception) to
	Mar 31, 2007	Mar 31, 2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,808)	$(22,308)

Decrease in accounts payable	(2,033)	1,467

Net cash used in operations	(5,841)	(20,841)

Cash Flows From Financing Activities:
Directors advances	5,586	22,086
Proceeds from issuance of common stock	-	50

Net increase in cash	5,586	22,136

Cash-Beginning of period	1,550	-

Cash-End of period	$1,295	$1,295

Supplemental Disclosure of Cash Flow Information:
Taxes paid	$-	-
Interest paid	$-	-

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

___________________________________________________________________________________________

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Printing Components Inc. (the "Company"), a development stage company, was incorporated in Nevada on December 12, 2006. The Company intends to offer media, inks, printing and graphic design services to the large format digital printing industry. At March 31, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, "Earnings per Share ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2007
(UNAUDITED)

___________________________________________________________________________________________

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the adoption of recent accounting pronouncements to have a material impact on its financial condition or results of operations.

GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing.

This factor raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares. Owners of the shares, in order not to burden the Company, have agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

INTERIM FINANCIAL INFORMATION

The interim financial statements of Printing Components, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - SHAREHOLDERS' EQUITY

On December 12, 2006, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company's shareholders' have agreed to pay the Company's outstanding accounts payable at December 31, 2006. Additionally a shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

NOTE 4 - DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out suppliers for products to sell and source out customers to buy our products. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to secure enough suppliers to provide us with products at suitably low pricing or enough customers willing to buy the products at higher than the price we have negotiated with our suppliers, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Upon completion of our public offering, our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the printing industry. We intend to accomplish the foregoing by the following steps:

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days. We will not begin operations until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period. On April 2, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-141057) permitting us to offer up to 800,000 shares of common stock at $0.25 per share. There is no underwriter involved in our public offering.

2. After completing our public offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take approximately a week. We have allocated $10,000 for the initial setup of the office. We do not intend to hire employees . Our officers and directors will handle our administrative duties.

3. We plan to have 1610650 Ontario Inc. complete the initial development of our website - the process of developing the website will be an ongoing effort. 1610650 Ontario Inc. is an unrelated third party. We expect to spend an additional $15,000 to $20,000 towards creating more graphics and links from our site. We also intend to begin sourcing out suppliers to offer their products for sale on our website and/or to provide a direct link from our site to theirs. We intend to locate and negotiate with large industry leaders such as Avery and 3M, among others, to offer the best products and pricing on our website. We also intend to locate smaller, new manufacturers to offer their products on a more exclusive basis. In addition to offering an ever-changing and continually growing array of products for sale, the website will also feature industry information that will enhance the operations knowledge of printing owners and operators. We will also source out and identify printing owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing suppliers and customers may consist of telephone surveys and may contain questions which would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of printing suppliers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost up to $20,000 and could take up to four months.

4. Marketing and advertising will be focused on promoting our website to prospective product manufacturers and printing owners/operators and purchasing agents based on the list of prospects developed from our database and market survey. The advertising campaign may also include the design and printing of various sales material. We intend to market our website through traditional sources such as advertising in magazines, newspapers, attending conferences and conventions telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $35,000.

5. Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire one or two part-time salesperson(s) to call on printing owners/operators and purchasing agents to introduce them to our website. The salesperson(s) will also call on various printing product manufacturers to continue to source new products to offer for sale.

We anticipate that we will generate revenues as soon as we are able to offer products for sale on our website. This will happen once we negotiated agreements with one or two large manufacturers or suppliers to offer their products for sale on our website or to enable us to provide a direct link from our website to theirs with a pre-arranged fee structure in place. We expect to be profitable within 12 months of completion of our public offering.

We will not be conducting any research. We are not going to buy or sell any plant or significant equipment during the next twelve months.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything.

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in a start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable and competitive, we have to locate and negotiate agreements with manufacturers to offer their products for sale to us at pricing that will enable us to establish and sell the products to our clientele. We are seeking equity financing to provide for the capital required to implement our operations.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on December 12, 2006 to March 31, 2007

During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our SB-2 registration statement. We contracted 1610650 Ontario Inc. to create an Internet website with the domain name "www.printingcomponents.com". Our loss since inception is $22,308. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations thirty days after we complete our public offering. On April 2, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-141057) permitting us to offer up to 800,000 shares of common stock at $0.25 per share. There is no underwriter involved in our public offering.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $50.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2006, we issued 5,000,000 shares of common stock pursuant to the exemption contained in Reg. S of the Securities Act of 2007. This was accounted for as a sale of common stock.

As of December 31, 2006, our total assets were $1,550 in cash and our total liabilities were $20,000 comprised of $16,500 owing to Herb Adams for advances made by Mr. Adams and $3,500 for accrued auditing fees.

As at March 31, 2007, our total assets were $1,295 and our total liabilities were $23,553.

ITEM 3. CONTROLS AND PROCEDURES.

(a)Evaluation of Disclosure Controls and Procedures: Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports our files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

(b)Changes in Internal Controls over Financial Reporting: There were no changes in our internal controls over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 2, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-141057) permitting us to offer up to 800,000 shares of common stock at $0.25 per share. There is no underwriter involved in our public offering. As of May 17, 2007, we have not completed our public offering.

ITEM 6. EXHIBITS.

The following Exhibits are attached hereto:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17TH day of May, 2007.

PRINTING COMPONENTS INC.

BY:	HERB ADAMS
Herb Adams, President, Principal Executive Officer, and a member of the Board of Directors

BY:	JOHN DOW
John Dow, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors