Form 10QSB
period 2007-06-30
Printing Components Inc.
filed 2007-08-13
CIK 1389034

=============================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-141057

PRINTING COMPONENTS INC.
 (Exact name of registrant as specified in its charter)

NEVADA	98-0542529
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2795 Barton Street, East
Unit 5
Hamilton, Ontario
Canada L8E 2J8
(Address of principal executive offices)

(905) 399-5862
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [     ] No [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [     ]

As of June 30, 2007, the total number of shares issued and outstanding is: 5,490,500.

=============================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

_____________________________________________________________________________________________________

	June 30, 2007	Dec 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$87,690	$1,550
Inventory	12,840	-
Total Current Assets	100,530	1,550
Fixed Assets, net ($0 accumulated depreciation)	$14,418	$-

Total Assets	114,948	1,550

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities	$-	$3,500
Due to officer/shareholder	59,919	16,500

Total Liabilities	59,919	20,000

Shareholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value, none issued and outstanding
Common Stock, $0.00001 par value, 100,000,000 shares authorized
5,490,500 and 5,000,000 shares issued and outstanding at
June 30, 2007 and December 31, 2006	55	50
Additional Paid-In-Capital	122,620	-
Accumulated Deficit	(67,646)	(18,500)
Total Shareholders' Equity (Deficiency)	55,029	(18,450)
Total Liabilities and Shareholders' Deficiency	$114,948	$1,550

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

______________________________________________________________________________________________________

	April 1, 2007	Jan 1, 2007	Dec 12, 2006
	to	to	(inception) to
	June 30, 2007	June 30, 2007	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)

REVENUE:	$-	$-	$-
COST OF SALES
Inventory - beginning of year	-	-	-
Purchases	12,840	12,840	12,840
	12,840	12,840	12,840
Inventory - end of year	12,840	12,840	12,840
	-	-	-
EXPENSES:
Travel	15,849	17,162	17,162
Professional fees	10,760	10,760	29,260
Meals and entertainment	10,594	10,772	10,772
Web page design	5,600	5,600	5,600
Rent	1,442	3,254	3,254
Office	439	690	690
Bank charges	334	461	462
Registration fees	320	447	446

Net Loss	$(45,338)	$(49,146)	$(67,646)

Basic and diluted net loss per share	$-	$-

Weighted average shares used in calculating
Basic and diluted net loss per share	5,344,015	5,172,958

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

_____________________________________________________________________________________________________

	Jan 1, 2007	Dec 12, 2006
	to	(inception) to
	June 30, 2007	June 30, 2007
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,146)	$(67,646)
Changes In Operating Assets and Liabilities
Decrease in accounts payable	(3,500)	-
Increase in inventory	(12,840)	(12,840)
Net cash used in operations	(65,486)	(80,486)
Cash Flows From Investing Activities
Purchase of fixed assets	(14,418)	-
Cash Flows From Financing Activities:
Directors advances	43,419	45,501
Proceeds from issuance of common stock	122,625	122,675
Net increase in cash	164,274	168,176
Cash-Beginning of period	1,550	-
Cash-End of period	$87,690	$87,690
Supplemental Disclosure of Cash Flow Information:
Taxes paid	$-	$-
Interest paid	$-	-

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

_____________________________________________________________________________________________________

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Printing Components Inc. (the "Company"), a development stage company, was incorporated in Nevada on December 12, 2006. The Company intends to offer media, inks, printing and graphic design services to the large format digital printing industry. At June 30, 2007, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to a proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

INVENTORY

Inventory is valued at the lower of cost or market on the first in, first out basis. The inventory at June 30 2007 consisted entirely of finished goods.

DEPRECIATION

The cost of computers and furniture is depreciated over the estimated useful life of the related assets from 3 to 7 years.

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

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

_____________________________________________________________________________________________________

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

INTERIM FINANCIAL INFORMATION

The interim financial statements of Printing Components, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - SHAREHOLDERS' EQUITY

On December 12, 2006, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. In the period ending June 30, 2007, the company sold 490,500 shares of common stock at $0.25 per share for total proceeds of $122,625.

NOTE 3 - RELATED PARTY TRANSACTIONS

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

We are a start-up stage corporation and expect to start operations and generate revenue the coming quarter from our business operations.

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

We have opened our office, purchased furniture and computers, installed phone lines and acquired finished goods for resale. Our website is in the process of being completed and should be fully operational within 45 days. Suppliers have been secured and initial inventory has been purchased at cost allowing for resale at reasonable margins. We have negotiated with our suppliers a four day delivery timetable which minimizes the amount of inventory required on hand to meet sales demand. In addition, the inventory turnover should minimize our cash requirement in the near term.

To meet our need for cash we have raised money from our public offering. We believe we have raised enough money through our public offering to begin operations At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy.

Plan of Operation

Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the printing industry. We intend to accomplish the foregoing by the following steps:

1. 1610650 Ontario Inc. completed the initial development of our website - the process of developing the website will be an ongoing effort. 1610650 Ontario Inc. is an unrelated third party. We expect to spend an additional $15,000 to $20,000 towards creating more graphics and links from our site. We also have to began sourcing out suppliers to offer their products for sale on our website and/or to provide a direct link from our site to theirs. We intend to locate and negotiate with large industry leaders such as Avery and 3M, among others, to offer the best products and pricing on our website. We also started to locate smaller, new manufacturers to offer their products on a more exclusive basis. In addition to offering an ever-changing and continually growing array of products for sale, the website will also feature industry information that will enhance the operations knowledge of printing owners and operators. We will also source out and identify printing owners, operators and purchasing agents who may become potential buyers of products from our website. The process of sourcing suppliers and customers may consist of telephone surveys and may contain questions which would determine the marketing approach and acceptability of specific products. It will also involve research into existing databases available via the Internet to target and extract the applicable names and contacts to create our own customized database. We intend to look into the databases of printing suppliers, trade magazines as well as telephone directories. The cost to source and analyze all of the material to identify suitable candidates to develop and maintain the database is estimated to cost up to $20,000 and could take up to four months.

2. Marketing and advertising will be focused on promoting our website to prospective product manufacturers and printing owners/operators and purchasing agents based on the list of prospects developed from our database and market survey. The advertising campaign may also include the design and printing of various sales material. We intend to market our website through traditional sources such as advertising in magazines, newspapers, attending conferences and conventions telephone directories and preparing and sending out flyers and mailers both through the regular mail and via email. Advertising and promotion will be an ongoing effort but the initial cost of developing the campaign is estimated to cost between $15,000 to $35,000.

3. Once the website is fully functional and we have located and negotiated agreements with a suitable number of suppliers to offer their products for sale, we intend to hire one or two part-time salesperson(s) to call on printing owners/operators and purchasing agents to introduce them to our website. The salesperson(s) will also call on various printing product manufacturers to continue to source new products to offer for sale.

We anticipate that we will generate revenues in the coming quarter since we will be able to offer products for sale on our website. This will happen once we negotiate agreements with one or two large manufacturers or suppliers to offer their products for sale on our website or to enable us to provide a direct link from our website to theirs with a pre-arranged fee structure in place. We expect to be profitable within 12 months of completion of our public offering.

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

Results of operations
From Inception on December 12, 2006 to June 30, 2007

During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our SB-2 registration statement. We contracted 1610650 Ontario Inc. to create an Internet website with the domain name "www.printingcomponents.com". Our loss since inception is $67,646. We have started our proposed business operations and we have completed our public offering. We expect to begin operations thirty days after we complete our public offering.

Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $50 and 490,500 shares of common stock at $0.25 per share for $122,625.

Liquidity and capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In December 2006, we issued 5,000,000 shares of common stock pursuant to the exemption contained in Reg. S of the Securities Act of 2007. This was accounted for as a sale of common stock.

On June 25, 2007, we completed our public offering of 490,500 shares of common stock at an offering price of $0.25 per share. We raised $122,625.

As of June 30, 2007, our total assets were $114,948 in cash, inventory and fixed assets and our total liabilities were $59,919 comprised of $59,919 owing to Herb Adams for advances made by Mr. Adams.

ITEM 3. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

PART II OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On April 2, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-141057) permitting us to offer up to 800,000 shares of common stock at $0.25 per share. There was underwriter involved in our public offering.

On June 25, 2007, we sold 490,500 shares of common stock at $0.25 per share for cash proceeds of $122,625. As of the date of this report, the Company has spent the money raised from this offering as follows: $17,162 on travel, $29,260 to professional fees, $10,772 to meals and entertainment, $5,600 web page design, $3,254 to rent, $690 to office, $462 to bank charges, $446 to registration fees

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2007.

PRINTING COMPONENTS INC.

BY:	HERB ADAMS
Herb Adams, President, Principal Executive Officer, and a member of the Board of Directors

BY:	JOHN DOW
John Dow, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors