Form 10QSB/A
period 2007-03-31
Printing Components Inc.
filed 2007-10-03
CIK 1389034

===================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A-1

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [ X ] No [  ]

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

PART II OTHER INFORMATION

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of October, 2007.

PRINTING COMPONENTS INC.

BY: HERB ADAMS
Herb Adams, President, Principal Executive
Officer, and a member of the Board of
Directors

BY: JOHN DOW
John Dow, Treasurer, Principal Financial
Officer, Principal Accounting Officer and a
member of the Board of Directors