Form 10QSB
period 2007-09-30
Printing Components Inc.
filed 2007-11-14
CIK 1389034

===========================================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 333-141057

     PRINTING COMPONENTS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State of other jurisdiction of incorporation or organization)

2795 Barton Street, East
Unit 5
Hamilton, Ontario
Canada L8E 2J8
(Address of principal executive offices)

(905) 578-3232
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant is a Shell company (as defined in Rule 12b-2 of the Exchange Act: Yes [ X ] No [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

As of September 30, 2007, the total number of shares issued and outstanding is: 5,490,500.

===========================================================================================================================

PART I. FINANCIAL INFORMATION

ITEM 1.     INTERIM FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	Sept 30, 2007	Dec 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and equivalents	$56,589	$1,550
Accounts receivable	7,800	-
Inventory	8,940	-

Total Current Assets	73,329	1,550

Fixed assets, net ($ 820 accumulated depreciation)	13,598	-

Total Assets	$86,927	$1,550

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities	$-	$3,500
Due to officer/shareholder	39,640	16,500

Total Liabilities	39,640	20,000

Shareholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value, none issued and outstanding
Common Stock, $0.00001 par value, 100,000,000 shares authorized
5,490,500 and 5,000,000 shares issued and outstanding at
September 30, 2007 and December 31, 2006	55	50

Additional Paid-In-Capital	122,620	-

Accumulated Deficit	(75,388)	(18,500)

Total Shareholders’ Equity (Deficiency)	47,287	(18,450)
Total Liabilities and Shareholders' Equity ( Deficiency)	$86,927	$1,550

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

			Dec 12, 2006
	July 1, 2007	Jan 1, 2007	(inception)
	to	to	to
	Sept 30, 2007	Sept 30, 2007	Sept 30, 2007
	(unaudited)	(unaudited)	(unaudited)

REVENUE:	$7,800	$7,800	$7,800

COST OF SALES:

Inventory - beginning of period	-	-	-
Purchases	12,840	12,840	12,840
Inventory - end of period	(8,940)	(8,940)	(8,940)
	3,900	3,900	3,900
GROSS PROFIT	3,900	3,900	3,900

EXPENSES:

Travel	501	17,663	17,663
Professional fees	7,375	18,136	36,636
Meals and entertainment	176	10,948	10,948
Web page design	-	5,600	5,600
Rent	1,538	4,792	4,792
Office	1,066	1755	1,755
Depreciation	820	820	820
Bank charges	166	628	628
Registration fees	-	446	446
	(11,642)	(60,788)	(79,288)

Net Loss	$(7,742)	$(56,888)	$(75,388)

Basic and diluted net loss per share	$-	$-

Weighted average shares used in calculating
Basic and diluted net loss per share	5,490,500	5,279,968

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		Dec 12, 2006
	Jan 1, 2007	(inception)
	to	to
	Sept 30, 2007	Sept 30, 2007
	(unaudited)	(unaudited)

Cash Flows From Operating Activities:
Net loss	$(56,888)	$(75,388)
Adjustment for non-cash item
Depreciation	820	820
Changes In Operating Assets and Liabilities
Decrease in accounts payable	(3,500)	-
Increase in inventory	(12,840)	(12,840)
Net cash used in operations	(72,408)	(87,408)
Cash Flows From Investing Activities
Purchase of fixed assets	(14,418)	-
Cash Flows From Financing Activities:
Directors advances	19,240	21,322
Proceeds from issuance of common stock	122,625	122,675
Net increase in cash	55,039	56,589
Cash-Beginning of period	1,550	-
Cash-End of period	$56,589	$56,589
Supplemental Disclosure of Cash Flow Information:
Taxes paid	$-	-
Interest paid	$-	-

SEE ACCOMPANYING CONDENSED NOTES TO INTERIM FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Printing Components Inc. (the "Company"), a development stage company, was incorporated in Nevada on December 12, 2006. The Company offers media, inks, printing and graphic design services to the large format digital printing industry. At September 30, 2007, the Company has commenced business operations. The Company's fiscal year ends on December 31st.

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

INVENTORY

Inventory is valued at the lower of cost or market on the first in, first out basis. The inventory at September 30 2007 consisted entirely of finished goods.

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

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

REVENUE RECOGNITION

Revenue from sale of printing products is reported on the accrual basis of accounting, whereby the sale is recorded upon the delivery or transfer of title of the goods.

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

INTERIM FINANCIAL INFORMATION

The interim financial statements of Printing Components, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended September 30, 2007 are not necessarily indicative of the operating results for the entire year.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

NOTE 4 - DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment.

NOTE 5- EQUIPMENT

		Accumulated	Net Book Value
	Cost	Depreciation	September 30, 2007

Furniture	$8,694	$320	$8,374
Computers	5,724	500	5,224

	$14,418	$820	$13,598

ITEM 2.      MANAGEMENT=S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

     We are a start-up stage corporation and expect to start operations and generate revenue from our business operations during the next quarter.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and do not anticipate generating revenue until we complete the development of our website and engage suppliers and customers to buy our products. Our only other source for cash at this time is investments by others in our company. Accordingly, we have raised a total of $122,625 in gross proceeds in our recent public offering and we are using the proceeds to implement our project and begin operations We do not know how long the money will last, however, we are being operations.

     We have opened our office, purchased furniture and computers, installed phone lines and acquired finished goods for resale and made our first sale in the amount of $7,800.00. Suppliers have been secured and initial inventory has been purchased at cost allowing for resale at reasonable margins. We have negotiated with our suppliers a four day delivery timetable which minimizes the amount of inventory required on hand to meet sales demand. In addition, the inventory turnover should minimize our cash requirement in the near term.

     At the present time, we have not made any arrangements to raise additional cash,. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The amount we raised in our public offering should be enough to last one year, but with limited funds available to develop growth strategy.

Plan of Operation

     Our specific goal is to profitably sell a comprehensive supply of products on our Internet website to the printing industry. We intend to accomplish the foregoing by the following steps:

1.	By attending Trade Shows, we are able to observe firsthand which new products are introduced and the interest generated by print shop owner/operators in the printing industry.

Each show we attend provides us the opportunity to meet personally with key management of small and medium size manufactures to discuss the opportunity of marketing and distributing their products on an exclusive basis. This has proven to be a valuable tool providing us a current list of suppliers, key management contacts and insight into upcoming products being released to the industry. We can also ascertain what the manufactures’ deem to be the key advantages of their products.

To date we have selected two potential manufactures of products that we believe we can negotiate contracts for the exclusive distribution of their product.

2.

We have revised our initial approach to Marketing and Advertising and will focus on exposing our website to product manufactures, print shop owner/operators and ourchasing agents, through direct contact with key management at as many trade shows as we are able to attend in the upcoming months. This will provide a more personalized approach. Through this we will be able to develop an updated list of companies, key management contacts and current purchasing agents, and obtain valuable information as to the products currently being used, their costs and what products they are looking for. We believe this information will be a valuable tool in tailoring the website to meet the client’s needs.

Once this information is complied, we will enter it into our database: contact person, date we met, location of the meeting and product used. This information can then be tailored to create a personalized approach for emailing, telemarketing, direct mailing and/or personal visits. Where possible, we would like to offer products and services by direct link to their website.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

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

Results of operations

From Inception on December 12, 2006 to September 30, 2007

     During the period, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our SB-2 registration statement. We contracted 1610650 Ontario Inc. to create an Internet website with the domain name Awww.printingcomponents.com@. Our loss since inception is $75,388. We have started our proposed business operations and we have completed our public offering.

     Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $50 and 490,500 shares of common stock at $0.25 per share for $122,625.

Liquidity and capital resources

     As of the date of this report, we have Generated $7,800.00 in revenues from our business operations.

     In December 2006, we issued 5,000,000 shares of common stock pursuant to the exemption contained in Reg. S of the Securities Act of 2007. This was accounted for as a sale of common stock.

     On June 25, 2007, we completed our public offering of 490,500 shares of common stock at an offering price of $0.25 per share. We raised $122,625.

     As of September 30, 2007, our total assets were $86,927 in cash, inventory and fixed assets and our total liabilities were $39,640 comprised of $39,640 owing to Herb Adams for advances made by Mr. Adams.

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

PART II OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 2, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-141057) permitting us to offer up to 800,000 shares of common stock at $0.25 per share. There was no underwriter involved in our public offering.

     On June 25, 2007, we sold 490,500 shares of common stock at $0.25 per share for cash proceeds of $122,625. As of the date of this report, we spent the money raised from this offering as follows: $17,663 on travel, $36,636 on professional fees, $10,948 on meals and entertainment, $5,600 on web page design, $4792 on rent, $1755 on office, $628 on bank charges, and $446 for registration fees

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

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2007.

PRINTING COMPONENTS INC.

BY:   HERB ADAMS
         Herb Adams, President, Principal Executive
         Officer, and a member of the Board of
         Directors

BY:   JOHN DOW
         John Dow, Treasurer, Principal Financial
         Officer, Principal Accounting Officer and a
         member of the Board of Directors

EXHIBIT INDEX

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