Form 10-K
period 2007-12-31
Printing Components Inc.
filed 2008-04-15
CIK 1389034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission file number 333-141057
PRINTING COMPONENTS INC.
(Exact name of registrant as specified in its charter)
Nevada
(State or other jurisdiction of incorporation or organization)
2795 Barton Street, East
Unit 5
Hamilton, Ontario
Canada L8E 2J8
(Address of principal executive offices, including zip code.)
(905) 578-3232
(Registrant’s telephone number, including area code)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes   No ☑
Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☑ Yes   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☑ Yes   ☐ No
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2007: $1,864,960.50.

PART I
ITEM 1. BUSINESS
General
     Printing Components Inc. was incorporate in the state of Nevada on December 12, 2006. We have started operations and will be selling printing equipment, media, display stands and consumables such as inks ( dye, uv, solvent) ink cartridges.
     On November 26, 2007 Printing Components Inc. entered into a non exclusive Distributor agreement with Majestic Supply Co Inc. to market, sell and distribute their products in the territory of the United States of America. This distributor agreement has been in effect since November 26, 2007 and will remain in effect for a period of four (4) years.
     Printing Components Inc. also has the option to acquire exclusive distribution rights on Majestic Supply co Inc. empty cartridge, and to concurrently acquire a certain patent pending ink filling line from Majestic for the Western United States of America consisting of all states lying west of the Mississippi River.
Products
     Once products become available we are ready to offer a comprehensive supply of equipment and products to the printing industry. These products will be offered at direct-from-manufacture prices. In addition to offering a vast array of equipment and products, we will feature industry information that will enhance the operation knowledge of printing owners and enable them to be “connected” in a fragmented industry. A brief list of products we intend to offer is as follows:
*	Vinyl Banner material used for indoor and outdoor display banners; truck lettering; car wraps and floor graphics.

*	Canvas for fine art reproductions.

*	Paper.

*	PolyBanner for billboards and other outside display standards.

*	Inks.

*	Ink cartridges

*	Large format prints

*	Laminators

Sales and Marketing
     We will be selling our product through a distribution network which is strategically located in specific cities in the United States in order to maximize sales and reduce handling costs these distributors in turn will be selling to the consumer. We also will be selling directly to manufacturers through our regionally-organized in house direct sales force which we are assembling.
     We will also have the ability of sales via the internet by direct sale of products to customers. Extra revenues will be generated by fees received for sales generated from our website and are linked to those manufactures that will negotiate relationships with us. Our customers would link to the manufactures website directly from our site and would be paid a fee for directing the traffic which results in sales.
     We will be marketing our products via the internet through our website in the United States of America and in Canada through traditional sources such as trade magazines, conventions, conferences and direct mail. Our sales force will be looking for compatible distributors and manufacturers.
Website
     The website is intended to be a destination site for the printing industry in the greater Toronto, Canada area... We intend to source out a large network of suppliers all related to the printing business so that printing owners and purchasing agents will be able to buy all of their products from our website. The site will offer a large array of products and by becoming a “one-stop shopping” destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced printing products and supplies. We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website. We intend to negotiate discounted pricing from the manufacturers in exchange for offering them access to the extensive database of printing owners and purchasing agents that we intend to develop and maintain through our extensive marketing program.
     We also believe that the lack of financial security on the Internet is hindering economic activity thereon. To ensure the security of transactions occurring over the Internet, U.S. federal regulations require that any computer software used within the United States contain a 128-bit encoding encryption, while any computer software exported to a foreign country contain a 40-bit encoding encryption. There is uncertainty as to whether the 128-bit encoding encryption required by the U.S. is sufficient security for transactions occurring over the Internet. Accordingly, there is a danger that any financial (credit card) transaction via the Internet will not be a secure transaction. Accordingly, risks such as the loss of data or loss of service on the Internet from technical failure or criminal acts are now being considered in the system specifications and in the security precautions in the development of the website. There is no assurance that such security precautions will be successful.
     Other than investigating potential technologies in support of our business purpose, we have had no material business operations and will not have any until. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based retailer focused on the distribution of printing products.

     The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.
Convenient Shopping Experience.
     Our online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper’s home or office. Our online store will enable us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also intend to make the shopping experience convenient by categorizing our products into easy-to-shop departments.
Customer Service.
     We intend to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will insure consumer satisfaction by offering a money back guarantee.
Online Retail Store
     We intend to design our Internet store to be a place for individual consumers to purchase printing products.
Shopping at our Online Store
     Our online store will be located at www. printingcomponents.com. we believe that the sale of printing products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing. Key features of our online store will include:
Browsing
     Our online store will offer customers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.
Selecting a Product and Checking Out
     To purchase products, consumers will simply click on the “add to cart” button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. To execute orders, consumers click on the “checkout” button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the “submit” button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.
Paying
     To pay for orders, a consumer must use a credit card, which is authorized during the checkout process. Charges are assessed against the card when the order is placed. Our online store will use a security technology that works with the most common Internet browsers and makes it virtually impossible for unauthorized parties to read information sent by our consumers.
     We offer our customers a full refund for any reason if the customer returns the purchased item within thirty days from the date of sale in the same condition it was sold to the customer. After thirty days, we will not refund any money to a customer.
Source of Products
     We intend to purchase printing products directly from the manufacturer/supplier based upon orders we have already received from customers. A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, is used to acquire the product from the manufacturer, such as Avery and 3M. Mark-ups on new products range from 15% to 200%. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities.
     We intend to source out and negotiate with companies to offer their products for sale on our website either directly or via a direct link to their websites. In addition, we intend to locate and negotiate relationships with smaller, new manufacturers to offer their products on a more exclusive basis.
Competition
     The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the printing industry. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, and support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.
     The printing industry is fragmented and regionalized. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well established printing distributors with records of success will attract qualified clients away from us. Since we have started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. We intend to be able to attract and retain customers by offering a breadth of product selection through our relationships with manufacturers. We will offer attractive, competitive pricing and will be responsive to all our customers’ needs. We intend to offer the manufacturers access to our extensive database of printing owners, apprentices and purchasing agents that we will develop through our extensive marketing and advertising campaign.
Insurance
     We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.
Employees; Identification of Certain Significant Employees.
     We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.
Offices
     Our administrative office is located at 2795 Barton Street, East, Unit 5, Hamilton, Ontario, Canada L8E 2J8, our telephone number is (905) 578-3232 . We lease this space from Lorraine Salciccioli pursuant to a written lease. The term of the lease is twelve months and our monthly rent is. We are currently renting on a monthly basis at the rate of $530.00.
Government Regulation
     We are not currently subject to direct federal, state or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.
     We not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.
     In addition, because our products are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.
ITEM 1A. RISK FACTORS
     Please consider the following risk factors before deciding to invest in our common stock.
Risks associated with PRINTING COMPONENTS INC.:
     1. We lack an operating history and have losses which we expect to continue into the future. There is no assurance our operations will result in profitable revenues. If we cannot generate sufficient revenues to operate profitably, we may suspend or cease operations.
     We were incorporated on December 12, 2006 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $251,102.00. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
*	our ability to locate suppliers who will sell products to our customers

*	our ability to attract customers who will buy products from our website

*	our ability to generate revenues
Based upon current plans, we may incur operating losses in future periods if we cannot generate sufficient revenues. We cannot guarantee that we will be successful in generating revenues in the future. Failure to generate revenues will cause us to go out of business.
     2. Because we are small and do not have much capital, we must limit marketing our services to potential customers and suppliers. As a result, we may not be able to attract enough customers to operate profitably. If we do not make a profit, we may have to suspend or cease operations.
     Because we are small and do not have much capital, we must limit marketing our website to potential customers and suppliers. The sale of products via our website is how we will generate revenues. Because we will be limiting our marketing activities, we may not be able to attract enough customers to buy or suppliers to sell products to operate profitably. If we cannot operate profitably, we may have to suspend or cease operations.
     3. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of operations. This activity could prevent us from attracting suppliers and customers and result in a lack of revenues which may cause us to cease operations.

     Our officers and directors will only be devoting limited time to our operations. Herb Adams, our president will be devoting approximately 10 hours a week to our operations. Mary Kricfalusi, a member of the board of directors and our secretary will be devoting approximately 10 to 15 hours a week to our operations. John Dow, a member of the board of directors will be devoting approximately two hours a week to our operations. Because our officers and directors will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to our officers and directors. As a result, operations may be periodically interrupted or suspended.
     4. Because our management does not have prior experience in the marketing of products via the Internet, we may have to hire individuals or suspend or cease operations.
     Because our management does not have prior experience in the marketing of products via the Internet, we may have to hire additional experienced personnel to assist us with our operations. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely.
     5. Because most of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors.
     Our assets are located outside of the United States. Our officers and directors are located outside the United States and our assets and most of our officers’ and directors’ assets are located outside the United States. As a result, it may be difficult for you to effect service of process or enforce within the United States, any judgments obtained against us or our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, it is unlikely that the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our sole officer and director predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our sole officer and director predicated upon the securities laws of the United States or any state thereof.
     6. Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Exchange Act of 1934, we may have to hire individuals which could result in an expense we are unable to pay.
     Because our officers and directors do not have prior experience in financial accounting and the preparation of reports under the Securities Act of 1934, we may have to hire additional experienced personnel to assist us with the preparation thereof. If we need the additional experienced personnel and we do not hire them, we could fail in our plan of operations and have to suspend operations or cease operations entirely and you could lose your investment.
     7. Because the SEC imposes additional sales practice requirements on brokers who deal in our shares which are penny stocks, some brokers may be unwilling to trade them. This means that you may have difficulty reselling your shares and this may cause the price of the shares to decline.

     Our shares would be classified as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on brokers/dealers who sell our securities in this offering or in the aftermarket. For sales of our securities, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale for you. Because of the imposition of the foregoing additional sales practices, it is possible that brokers will not want to make a market in our shares. This could prevent you from reselling your shares and may cause the price of the shares to decline.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None.
ITEM 2. PROPERTIES
     None.
ITEM 3. LEGAL PROCEEDINGS
     We are not presently a party to any litigation.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     During the fourth quarter, there were no matters submitted to a vote of our shareholders.
PART II
ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “PCOM“A summary of trading by quarter for 2007 and 2006 is as follows:

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$3.25	$0.30
Third Quarter 7-1-07 to 9-30-07	$0.00	$0.00
Second Quarter 4-1-07 to 6-30-07	$0.00	$0.00
First Quarter 1-1-07 to 3-31-07	$0.00	$0.00

Fiscal Year	High Bid	Low Bid
2006
Fourth Quarter 10-1-06 to 12-31-06	$0.00	$0.00
Third Quarter 7-1-06 to 9-30-06	$0.00	$0.00
Second Quarter 4-1-06 to 6-30-06	$0.00	$0.00
First Quarter 1-1-06 to 3-31-06	$0.00	$0.00

Dividends
     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.
     A stock dividend was declared on February 11, 2008 wherein 2 additional common shares were issued for everyone common share issued and outstanding as at February 25, 2008.
Section Rule 15(g) of the Securities Exchange Act of 1934
     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended, and Rules 15g-1 through 15g-6, and 15g-9 promulgated thereunder. They impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses).
     Rule 15g-1 exempts a number of specific transactions from the scope of the penny stock rules.
     Rule 15g-2 declares unlawful broker/dealer transactions in penny stocks unless the broker/dealer has first provided to the customer a standardized disclosure document.
     Rule 15g-3 provides that it is unlawful for a broker/dealer to engage in a penny stock transaction unless the broker/dealer first discloses and subsequently confirms to the customer current quotation prices or similar market information concerning the penny stock in question.
     Rule 15g-4 prohibits broker/dealers from completing penny stock transactions for a customer unless the broker/dealer first discloses to the customer the amount of compensation or other remuneration received as a result of the penny stock transaction.
     Rule 15g-5 requires that a broker/dealer executing a penny stock transaction, other than one exempt under Rule 15g-1, disclose to its customer, at the time of or prior to the transaction, information about the sales persons compensation.
     Rule 15g-6 requires broker/dealers selling penny stocks to provide their customers with monthly account statements.
     Rule 15g-9 requires broker/dealers to approve the transaction for the customer’s account; obtain a written agreement from the customer setting forth the identity and quantity of the stock being purchased; obtain from the customer information regarding his investment experience; make a determination that the investment is suitable for the investor; deliver to the customer a written statement for the basis for the suitability determination; notify the customer of his rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

     The application of the penny stock rules may affect your ability to resell your shares.
Securities authorized for issuance under equity compensation plans
     We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.
Use of Proceeds
     The breakdown of the initial public offering proceeds in the amount of $122,625.00 is as follows:

-amount still in cash balance	$37,375

-travel and entertainment	21,404

-professional fees	26,700

-meals and entertainment	10,967

-web page design	5,600

-rent	4,601

-office	2,696

-bank charges	607

-registration fees	2,199

-inventory (net of sales)	5,040

-director advances repaid	5,436

122,625
ITEM 6. SELECTED FINANCIAL DATA
     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated substantial revenues and do not anticipate generating on-going revenue until we complete the development of our website and engage suppliers and customers to buy our products. Our only other source for cash at this time is investments by others in our company. Accordingly, we have raised a total of $122,625 in gross proceeds in our initial public offering and we are using the proceeds to implement our project. We do not know how long the money will last, however, we are being operations.
     We have opened our office, purchased furniture and computers, installed phone lines and acquired finished goods for resale and made sales in the amount of $15,887.00. Suppliers have been secured and initial inventory has been purchased at cost allowing for resale at reasonable margins. We have negotiated with our suppliers a four day delivery timetable which minimizes the amount of inventory required on hand to meet sales demand. In addition, the inventory turnover should minimize our cash requirement in the near term.
     On November 26, 2007, we entered into an agreement with Majestic Supply Co. Inc. wherein we were appointed non-exclusive distributor for Majestic products within the United States of America. Products are comprised of printing ink and media products. Under the terms of the agreement we have minimum monthly volumes of 1,000 units per month in April and May 2008; 3,000 units for the balance of 2008 and all of 2009: 5,000 units in 2010 and 2011 to the end of the initial agreement. We were also granted an option to acquire exclusive distribution rights on empty cartridges in the United States west of the Mississippi River. The option will become exercisable when the empty cartridge product becomes available to Majestic Supply and for a period of six months thereafter. If the option is not exercised during the six month period, it will terminate. In the event we exercise the option, the minimum monthly volume requirements will be modified per the terms to an empty cartridge product agreement.
     We have signed a letter of intent with Majestic on February 2008 with a closing date 30 days after approval by Majestic shareholders.
     We filed an 8K on April 8, 2008 as we have canceled our agreement dated November 26, 2007 with Majestic Supply Co. Inc. for non exclusive distributor for Majestic product do to the delay in the availability of the cartridge.
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
     To date we have selected two potential manufactures of products that we believe we can negotiate contracts for the exclusive distribution of their product. One of these products has been secured pursuant to an agreement dated November 26, 2007 as noted above.
     We have revised our initial approach to Marketing and Advertising and will focus on exposing our website to product manufactures, print shop owner/operators and purchasing agents, through direct contact with key management at as many trade shows as we are able to attend in the upcoming months. This will provide a more personalized approach. Through this we will be able to develop an updated list of companies, key management contacts and current purchasing agents, and obtain valuable information as to the products currently being used, their costs and what products they are looking for. We believe this information will be a valuable tool in tailoring the website to meet the client’s needs.
     Once this information is complied, we will enter it into our database: contact person, date we met, location of the meeting and product used. This information can then be tailored to create a personalized approach for emailing, telemarketing, direct mailing and/or personal visits. Where possible, we would like to offer products and services by direct link to their website.
Milestones
     The following are our milestones:
     1. Completed our public offering on June 25, 2007.
     2. Completed our first sale in September 2007
     3. On November 26, 2007 Printing Components Inc. entered into a non exclusive Distributor agreement with Majestic Supply Co Inc. to market, sell and distribute their products in the territory of the United States of America. This distributor agreement has been in effect since November 26, 2007 and will remain in effect for a period of four (4) years. However on April 4, 2008 this agreement was cancelled.
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
Results of operations
From Inception on December 12, 2006 to December 31, 2007
     What did the revenues come from? Two sales of product
     During the year, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell product. Our loss since inception is $251,102. We have started our proposed business operations and we have completed our public offering.
     Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $50 and 490,500 shares of common stock at $0.25 per share for $122,625 and 83,334 shares of common stock at $0.60 per share for $50,000.
     What have you done since the registration statement was declared effective?
Over the past year we attended several trade shows establishing contacts with many manufactures through out the USA, working closely with US gent who has developed similar relationships.
Our research found a huge demand for third party high quality inks and big demand for refillable ink cartridges for large format printers.
We sourced out a Canadian company that was on threshold of launching a complete product line which met all the demands after researching their products we negotiated a non exclusive distribution agreement on November 26 2007 with the rights to exclusivity in a protected area based on meeting certain volume requirements.
From December 2007 to March 20 2008 we attended several meeting with Majestic requesting production schedules and delivery times, which our clients were requesting before placing any orders. On April 8, 2008 Printing Components Inc board decided to cancel the license do to the delay in the availability of the cartridge.
Liquidity and capital resources
     As of the date of this report, we have generated $15,887.00 in revenues from our business operations.
     In December 2006, we issued 5,000,000 shares of common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933. This was accounted for as a sale of common stock.
     On June 25, 2007, we completed our public offering of 490,500 shares of common stock at an offering price of $0.25 per share. We raised $122,625.

     On December 28, 2007 we sold 83,334 restricted shares of our common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended at an offering price of $0.60 per share we raised $50,000.
     As of December 31, 2007, our total assets were $113,525 in cash, accounts receivable, inventory and fixed assets and our total liabilities were $191,952 comprised of $31,240 owing to Herb Adams for advances made by Mr. Adams and $160,712 in accrued liabilities.
Recent accounting pronouncements
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
     In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
     In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
DECEMBER 31, 2007

19

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.

15 MAIDEN LANE — SUITE 1003 — NEW YORK, NY 10038 — TEL (212) 406-7272 — FAX (212) 513-1930
INDEPENDENT AUDITOR’S REPORT
To the Board of Directors
Printing Components Inc.
We have audited the accompanying balance sheets of Printing Components Inc. as of December 31, 2007 and 2006 and the related statements of operations, changes in stockholder’s (deficiency) and cash flows for the year then ended, for the period December 12, 2006 (inception) through December 31, 2006 and the period December 12, 2006 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Printing Components Inc. at December 31, 2007 and 2006 and the results of its operations and cash flows for the year then ended, for the period December 12, 2006 (inception) through December 31, 2006 and the period December 12, 2006 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has shareholders’ deficiency of $78,427 and working capital deficiency of $91,245 as of December 31, 2007, and has an accumulated deficit of $251,102. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from outcome of this uncertainty.
/s/ Kempisty & Company CPAS, P.C.
Kempisty & Company
Certified Public Accountants PC
New York, New York
February 6, 2008

PRINTING COMPONENTS INC.
(a DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$87,375	$1,550
Accounts receivable	8,087	—
Inventory	5,245	—

Total Current Assets	100,707	1,550

Fixed assets, net (Note 5)	12,818	—

TOTAL ASSETS	$113,525	$1,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accrued liabilities-other	$10,712	$3,500
Accrued officers’ salaries	150,000	—
Due to officer/shareholder (Note 4)	31,240	16,500

Total Current Liabilities	191,952	20,000

Commitments and contingencies (Note 7)	—	—

Stockholders’ Deficiency (Note 2)
Preferred stock, $0.00001 par value, none issued and outstanding	—	—
Common stock, $0.00001 par value, 100,000,000 shares authorized, 5,573,834 shares issued and outstanding at December 31, 2007	56	50
Paid-in-capital	172,619	—
Deficit Accumulated during the Development Stage	(251,102)	(18,500)

Total Stockholders’ Deficiency	(78,427)	(18,450)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$113,525	$1,550

See accompanying notes to financial statements

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

		For the Period	For the Period
	For the Year	December 12,	December 12,
	Ended	2006 (inception)	2006 (inception)
	December 31,	to December 31,	to December 31,
	2007	2006	2007

Revenue	$15,887	$—	$15,887

Cost of Sales:
Inventory — beginning of period	—	—	—
Purchases	12,840	—	12,840
Inventory — end of period	(5,245)	—	(5,245)

	7,595	—	7,595

Gross Profit	8,292	—	8,292

Expenses
Salaries	150,000	—	150,000
Travel and entertainment	22,717	—	22,717
Professional fees	37,412	18,500	55,912
Meals and entertainment	11,145	—	11,145
Web page design	5,600	—	5,600
Rent	6,413	—	6,413
Office	2,947	—	2,947
Depreciation	1,600	—	1,600
Bank charges	735	—	735
Registration fees	2,325	—	2,325

	240,894	18,500	259,394

Net Loss	$(232,602)	$(18,500)	$(251,102)

Basic and diluted net loss per share	$(0.04)	$(0.00)

Weighted average shares used in calculating Basic and diluted net loss per share	5,333,719	5,000,000

See accompanying notes to financial statements

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD DECEMBER 12, 2006 (INCEPTION) TO DECEMBER 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2007

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
Balance December 12, 2006 (inception)	—	$—	—	$—	$—	$—	$—
Sale of common shares	—	—	5,000,000	50	—	—	50
Net loss	—	—	—	—	—	(18,500)	(18,500)

Balance December 31, 2006	—	—	5,000,000	50	—	(18,500)	(18,450)
Sale of common shares	—	—	573,834	6	172,619	—	172,625
Net loss	—	—	—	—	—	(232,602)	(232,602)

Balance December 31, 2007	—	$—	5,573,834	$56	$172,619	$(251,102)	$(78,427)

See accompanying notes to financial statements

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		For the Period	For the Period
	For the Year	December 12,	December 12,
	Ended	2006 (inception)	2006 (inception)
	December 31,	to December 31,	to December 31,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(232,602)	$(18,500)	$(251,102)
Adjustments to reconcile net income to cash used by operating activities:

Depreciation	1,600	—	1,600
Changes in operating assets and liabilities:
(Increase) in inventory	(12,840)	—	(12,840)
Increase in accounts payable	157,212	3,500	160,712

Total adjustments	145,972	3,500	149,472

NET CASH USED BY OPERATING ACTIVITIES	(86,630)	(15,000)	(101,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(14,418)	—	(14,418)

CASH USED BY INVESTING ACTIVITIES	(14,418)	—	(14,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Officers advances	14,248	16,500	30,773
Proceeds from sales of common stock	172,625	50	172,650

CASH PROVIDED BY FINANCING ACTIVITIES	186,873	16,550	203,423

NET INCREASE IN CASH	85,825	1,550	87,375

CASH
Beginning of year	1,550	—	—

End of year	$87,375	$1,550	$87,375

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$—	$—	$—

Interest paid	$—	$—	$—

See accompanying notes to financial statements

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 — ACCOUNTING POLICIES AND OPERATIONS
ORGANIZATION
Printing Components Inc. (the “Company”), a development stage company, was incorporated in Nevada on December 12, 2006. The Company offers media, inks, printing and graphic design services to the large format digital printing industry. At December 31, 2007, the Company has commenced business operations. The Company’s fiscal year ends on December 31st.
CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.
EARNINGS PER SHARE
The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128, “Earnings per Share (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
INVENTORY
Inventory is valued at the lower of cost or market on the first in, first out basis. The inventory at December 31 2007 consisted entirely of finished goods.
DEPRECIATION
The cost of computers and furniture is depreciated over the estimated useful life of the related assets from 3 to 7 years.
INCOME TAXES
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

REVENUE RECOGNITION
Revenue from sale of printing products is reported on the accrual basis of accounting, whereby the sale is recorded upon the delivery or transfer of title of the goods.
FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company considers that the carrying amount of financial instruments, including accounts receivable and accrued liabilities, approximates fair value because of the short maturity of these instruments.
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
This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from the sale of common shares and loans from an officer/shareholder. In order not to burden the Company, the officer/shareholder has agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.
NOTE 2 — STOCKHOLDERS’ DEFICIENCY
On December 12, 2006, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. In the year ending December 31, 2007, the Company sold 490,500 shares of common stock at $0.25 per share for total proceeds of $122,625 and 83,334 shares of common stock at $.60 per share for total proceeds of $50,000.
NOTE 3 — RELATED PARTY TRANSACTIONS
A shareholder/officer has provided funding to pay for the initial operating expenses of the Company.
NOTE 4 — DUE TO SHAREHOLDER
Amounts due to officer/shareholder are non-interest bearing and have no definite terms of repayment.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 5 — FIXED ASSETS

		Accumulated	Net Book Value
	Cost	Depreciation	December 31, 2007

Furniture	$8,694	$630	$8,064
Computers	5,724	970	4,754

	$14,418	$1600	$12,818

NOTE 6 — INCOME TAXES
The components of the Company’s tax provision were as follows:

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006

Current income tax expense (benefit)	$(36,000)	$(3,000)
Deferred income tax	36,000	3,000

	$—	$—

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

Net operating loss carry forward	$39,000

Deferred tax asset	39,000
Valuation allowance	(39,000)

Net Deferred tax asset	$—

Net operating loss carry forward’s totaled approximately $246,000 at December 31, 2007. The net operating loss carry forwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2007 due to uncertainty of realizing the deferred tax assets.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period December 31, 2007.

Tax expense (benefit) at Federal rate (34%)	$(77,000)
Federal bracket adjustment	38,000
State income tax, net of Federal benefit	—

Change in valuation allowance	39,000

Net income tax (benefit) allowance	$—

Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
The Company currently rents office space on a month to month basis.
In November 2007, the Company entered into a four year master distribution agreement to distribute digital printing ink and media products in the United States of America. Beginning in March 2008, the Company is obligated to distribute minimum product units as defined in the contract.
NOTE 8 — SUBSEQUENT EVENTS
During January 2008, the Company repaid $27,334 of shareholder loans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2007, included in this report have been audited by Kempisty & Company, Certified Public Accountants, P.C., 15 Maiden Lane, Suite 1003, New York, NY 10038, as set forth in this annual report.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.
Changes in Internal Controls
     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.
Limitations on the Effectiveness of Controls
     Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
CEO and CFO Certifications
     Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
     Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.
     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Herb Adams 22 Daffodil Cresent Ancaster, Ontario Canada L9K 1A3	60	president , principal executive officer, and a member of the board of directors

Mary Kricfalusi 186 Maurice Drive Oakville, Ontario Canada L6K 2W9	45	secretary and a member of the board of directors

John Dow 261 Penn Drive Burlington, Ontario Canada L7N 2B9	54	treasurer, principal financial officer, principal accounting officer, and a member of the board of directors.
     The persons named above have held their offices/positions since inception of our company and are expected to hold their offices/positions until the next annual meeting of our stockholders.
Background of officers and directors
     Since December 12, 2006, Herb Adams has been our president, principal executive officer, and a member of our board of directors. Since January 1999, Mr. Adams has been a partner in Suncastle Developments Corporation, an Ontario partnership, located in Burlington, Ontario, Canada. Suncastle Developments is a research and development corporation specializing in developing coatings and paints for the construction and the automotive industry.
     Since December 12, 2006, Mary Kricfalusi has been our secretary and a member of our board of directors. Since March 200, Ms. Kricfalusi has been a partner in Suncastle Developments Corporation, an Ontario partnership, located in Burlington, Ontario, Canada. Suncastle Developments is a research and development corporation specializing in developing coatings and paints for the construction and the automotive industry.

     Since December 12, 2006, John Dow has been our treasurer, principal financial officer, principal accounting officer, and a member of the board of directors. Since August 1981, Mr. Dow has been a partner in MacGillivary Partners LLP, Chartered Accountants providing auditing, accounting and tax services. Mr. Dow is the tax partner responsible for supervising and reviewing all tax related services and providing tax advise to clients.
Conflicts of Interest
     The only conflict that we foresee are that our officers and directors devote time to projects that do not involve us.
Involvement in Certain Legal Proceedings
     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two yeas before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter
     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to this report.
Audit Committee Financial Expert
     We have an audit committee financial expert serving on our audit committee. He is John Dow, our treasurer, principal financial officer and principal accounting officer. Mr. Dow is not independent.
Code of Ethics
     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto.
Disclosure Committee and Charter
     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the code of ethics is attached hereto.
Section 16(a) of the Securities Exchange Act of 1934
     As of the date of this report, we are not subject to section 16(a) of the Securities Exchange Act of 1934.
ITEM 11. EXECUTIVE COMPENSATION
     The following table sets forth information with respect to compensation paid by us to each of our officers from inception through December 31, 2007.

Summary Compensation Table

							(h)
							Change in
							Pension
							Value &
						(g)	Nonqual-
						Non-Equity	ified	(i)
						Incentive	Deferred	All
				(e)	(f)	Plan	Compen-	Other
(a)		(c)	(d)	Stock	Option	Compen-	sation	Compen-	(j)
Name and Principal	(b)	Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Herb Adams	2007	60,000	0	0	0	0	0	0	0
President	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

Mary Kricfalusi	2007	60,000	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0

John Dow	2007	30,000	0	0	0	0	0	0	0
Treasurer	2006	0	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0	0
     The $150,000 salary was accrued and is still unpaid at April 14, 2008.
     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31.
Director Compensation Table

(f)
Change in
	(b)				Pension
	Fees			(e)	Value and	(g)
	Earned			Non-Equity	Nonqualified	All
	or	(c)	(d)	Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-	(h)
(a)	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Herb Adams	0	0	0	0	0	0	0
Mary Kricfalusi	0	0	0	0	0	0	0
John Dow	0	0	0	0	0	0	0

     All compensation received by our sole officer and director has been disclosed.
     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our sole officer and director.
Long-Term Incentive Plan Awards
     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.
Compensation of Directors
     The members of our board of directors are not compensated for their services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director’s service contracts.
Indemnification
     Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.
     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address
Beneficial Owner [1]	Number of Shares Owned	Percentage of Ownership
Herb Adams 22 Daffodil Cresent Ancaster, Ontario Canada L9K 1A3	6,000,000	34.48%

Mary Kricfalusi 186 Maurice Drive Oakville, Ontario Canada L6K 2W9	6,000,000	34.48%

John Dow 261 Penn Drive Burlington, Ontario Canada L7N 2B9	3,000,000	17.24%

[1]	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Adams, Ms. Kricfalusi and Mr. Dow are our only “promoters”.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In December 2006, we issued a total of 5,000,000 shares of restricted common stock to Herb Adams, Mary Kricfalusi, and John Dow our officers and directors in consideration of $50. On June 25, 2007, we completed our public offering of 490,500 shares of common stock at an offering price of $0.25 per share. We raised $122,625. On December 28, 2007 we sold 83,334 restricted shares of our common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended at an offering price of $0.60 per share for cash proceeds of $50,000.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
(1) Audit Fees
     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2007	$10,933	Kempisty & Company, Certified Public Accountants, P.C.
2006	$3,500	Kempisty & Company, Certified Public Accountants, P.C.

(2) Audit-Related Fees
     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007	$0	Kempisty & Company, Certified Public Accountants, P.C.
2006	$0	Kempisty & Company, Certified Public Accountants, P.C.
(3) Tax Fees
     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance,

2007	$700	Kempisty & Company, Certified Public Accountants, P.C.
2006	$700	Kempisty & Company, Certified Public Accountants, P.C.
(4) All Other Fees
     The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007	$0	Kempisty & Company, Certified Public Accountants, P.C.
2006	$0	Kempisty & Company, Certified Public Accountants, P.C.
     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.
     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	03-05-07	3.1

3.2	Bylaws.	SB-2	03-05-07	3.2

4.1	Specimen Stock Certificate.	SB-2	03-05-07	4.1

10.1	Lease Agreement	SB-2	03-05-07	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this ___ day of April, 2008.

PRINTING COMPONENTS INC.

BY:	Herb Adams, President and Principal Executive Officer

BY:	John Dow, Treasurer, Principal Financial Officer, and Principal Accounting Officer
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ HERB ADAMS Herb Adams	President and Principal Executive Officer	April 15, 2008

/s/ JOHN DOW John Dow	Treasurer, Principal Financial Officer, and Principal Accounting Officer	April 15, 2008

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation.	SB-2	03-05-07	3.1

3.2	Bylaws.	SB-2	03-05-07	3.2

4.1	Specimen Stock Certificate.	SB-2	03-05-07	4.1

10.1	Lease Agreement	SB-2	03-05-07	10.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

31.2	Certification of Principal Financial Officer pursuant to 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).				X

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).				X

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X