Form 10-K/A
period 2007-12-31
Printing Components Inc.
filed 2008-04-16
CIK 1389034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A-1

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

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on this 16th day of April, 2008.

PRINTING COMPONENTS INC.

BY:	HERB ADAMS
Herb Adams, President, Principal Executive Officer, and a member of the Board of Directors.

BY:	JOHN DOW
John Dow, Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.
     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

HERB ADAMS Herb Adams	President, Principal Executive Officer, and a member of the Board of Directors.	April 16, 2008

JOHN DOW John Dow	Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.	April 16, 2008

MARY KRICFALUSI Mary Kricfalusi	Secretary and a member of the Board of Directors.	April 16, 2008