Form 10-Q
period 2008-03-31
Printing Components Inc.
filed 2008-05-09
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 000-53183

PRINTING COMPONENTS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2795 Barton Street, East
Unit 5
Hamilton, Ontario
Canada L8E 2J8
(Address of principal executive offices, including zip code.)

(905) 578-3232
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,721,502 as of May 1, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	March 31, 2008	Dec 31, 2007
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$40,947	$87,375
Accounts receivable	8,555	8,087
Inventory	5,245	5,245
Total Current Assets	54,747	100,707
Fixed assets, net (Note 5)	12,032	12,818

TOTAL ASSETS	$66,779	$113,525

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities:
Accrued liabilities-other	$6,175	$10,712
Accrued officers’ salaries	150,000	150,000
Due to officer/shareholder	281	31,240

Total Current Liabilities	156,456	191,952

Shareholders' Deficiency (Note 2)
Preferred Stock, $0.00001 par value,
none issued and outstanding
Common Stock, $0.00001 par value, 100,000,000 shares authorized,
16,721,502 and 5,573,834, shares issued and outstanding at
March 31, 2008 and December 31, 2007	56	56
Paid-In-Capital	172,619	172,619

Deficit Accumulated during the Development Stage	(262,352)	(251,102)

Total Shareholders’ Deficiency	(89,677)	(78,427)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$66,779	$113,525

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

					December 12,
		Three Months		Three Months	2006
		Ended		Ended	(inception) to
		March 31, 2008		March 31, 2007	March 31, 2008

Revenue:		$-		$-	$15,887

Cost of Sales:

Inventory – beginning of period		5,245		-	-
Purchases		-		-	12,840
Inventory – end of period		(5,245)		-	(5,245)
		-		-	7,595
Gross Profit		-		-	8,292

Expenses:

Salaries		-		-	150,000
Travel		-		1,313	22,717
Professional fees		6,696		-	62,608
Meals and entertainment		-		-	11,145
Web page design		-		178	5,600
Rent		1,590		1,812	8,003
Office		646		251	3,593
Depreciation		786		-	2,386
Bank charges		157		128	892
Registration fees		1,375		126	3,700
		(11,250)		(3,808)	270,644

Net Loss		$(11,250)		$(3,808)	$(262,352)

Basic and diluted net income per share	$		$

Weighted average shares used in calculating
Basic and diluted net loss per share		16,721,502		5,000,000

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

				December 12,
	Three Months		Three Months	2006
	Ended		Ended	(inception) to
	March 31, 2008		March 31, 2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,250)		$(3,808)	$(262,352)
Adjustments to reconcile net income to cash used
By operating activities:
Depreciation	786		-	2,386
Changes in operating assets and liabilities:
Increase in accounts receivables	(468)		-	(8,555)
Increase/(decrease) in accounts payable	(4,537)		(2,033)	156,175
(Increase) in inventory	-		-	(5,245)
NET CASH USED BY OPERATING ACTIVITIES	(15,469)		(5,841)	(117,591)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-		-	(14,418)
CASH USED BY INVESTING ACTIVITIES	-		-	(14,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Officers advances (repayments)	(30,959)		5,586	281
Proceeds from sales of common stock	-		-	172,675
CASH PROVIDED BY FINANCING ACTIVITIES	(30,959)		5,586	172,956

NET INCREASE (DECREASE) IN CASH	(46,428)		(255)	40,947

CASH
Cash-Beginning of period	87,375		1,550	-
Cash-End of period	$40,947		$1,295	$40,947
Supplemental Disclosure of Cash Flow Information:
Taxes paid	$-	$		$-
Interest paid	$-	$		$-

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

ORGANIZATION

Printing Components Inc. (the "Company"), a development stage company, was incorporated in Nevada on December 12, 2006. The Company offers media, inks, printing and graphic design services to the large format digital printing industry. At March 31, 2008, the Company has commenced business operations. The Company's fiscal year ends on December 31st.

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

INVENTORY

Inventory is valued at the lower of cost or market on the first in, first out basis. The inventory at March 31 2008 consisted entirely of finished goods.

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
March 31, 2008
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

INTERIM FINANCIAL INFORMATION

The interim financial statements of Printing Components, Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results for the interim period. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the entire year.

NOTE 2 - SHAREHOLDERS' EQUITY

On December 12, 2006, the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. In the year ending December 31, 2007, the company sold 490,500 shares of common stock at $0.25 per share for total proceeds of $122,625 and 83,334 shares of common stock at $ .60 per share for total proceeds of $ 50,000

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2008
(UNAUDITED)

NOTE 4 - DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment.

NOTE 5 - EQUIPMENT

		Accumulated	Net Book Value
	Cost	Depreciation	March 31, 2008	March 31, 2007
Furniture	$8,694	$940	$7,754	$8,064
Computers	5,724	1,446	4,278	4,754
	$14,418	$2,386	$12,032	$12,818

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect out current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substance doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay out bills. This is because we have not generated substantial revenues and do not anticipate generating on-going revenue until we complete the development of our website and engage suppliers and customers to buy out products. Our only other source for cash at this time is investments by others in our company. Accordingly, we have raised a total of $172,625 in gross proceeds from our initial public offering and December 28, 2007 share sale and we are using the proceeds to implement our project.

     We have opened our office, purchased furniture and computers, installed phone lines and acquired finished goods for resale and made sales in the amount of $15,887.00. Suppliers have been contacted and initial inventory has been purchased at cost allowing for resale at reasonable margins. We have negotiated with our suppliers delivery timetable which minimizes the amount of inventory required on hand to meet sales demand.

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

     We filed a Form 8-K on April 8, 2008 as we have canceled our agreement dated November 26, 2007 with Majestic Supply Co. Inc. as a non exclusive distributor for Majestic product due to the delay in the availability of the cartridge.

     We have signed a letter of intent with Majestic on February 2008 with a closing date 30 days after approval by Majestic shareholders. It is management’s opinion that this transaction will not occur.

Plan of Operation

     Our specific goal is to profitably introduce a comprehensive supply of products on our internet website to the printing industry. We are presently interviewing people with a background in graphics and computer programming. Once a suitable candidate is selected we will begin programming and designing the site providing us better control of the content and design of the site. This candidate once selected will start part time for the first 90 days and phase into a full time position.

     By attending Trade Shows, we are able to observe firsthand which new products are introduced and the interest generated by print shop owner/operators in the printing industry. Each show we attend provides us the opportunity to meet personally with key management of small and medium size manufacturers to discuss the opportunity of marketing and distributing their products on a non exclusive basis. This will prove to be a valuable tool for providing us with a current list of suppliers, key management contacts, and an insight into upcoming products being released to the industry. We can also ascertain what the manufacturers deem to be key advantages of their products.

     Once this information is complied, we will enter it into our database: contact person, date we met, location of the meeting and product used. This information can then be tailored to create a personalized approach for e-mailing, telemarketing, direct mailing and/or personal visits. Where possible, we would like to offer products and services by direct link to their website.

     To date we have selected several potential manufacturers of products that we believe we can negotiate contracts for distribution of their product. One of these products had been secured, pursuant to an agreement dated November 26, 2007 however, on April 08, 2008 we filed form 8K canceling our agreement dated November 26, 2007 with Majestic Supply Co. Inc. do to delay in availability of the cartridge.

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

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand out operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations
From Inception on December 12, 2006 to March 31, 2008

     What did the revenues come from? Two sales of product

     During the year, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell product. Our loss since inception is $262,352. We have started our proposed business operations and we have completed our public offering.

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

Liquidity and capital resources

     As of the date of this report, we have generated $15,887 in revenues from our business operations.

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

     As of March 31, 2008, our total assets were $66,779 in cash, accounts receivable, inventory and fixed assets and our total liabilities were $156,456 comprised of $281 owing to Herb Adams for advances made by Mr. Adams and $6,175 in accrued liabilities and $150,000 in accrued officer salaries.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On April 2, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-141057) permitting us to offer up to 800,000 shares of common stock at $0.25 per share. There was no underwriter involved in our public offering.

     On June 25, 2007, we sold 490,500 shares of common stock at $0.25 per share for cash proceeds of $122,625. On December 28, 2007 we sold 83,334 restricted shares of our common stock at $0.60 per share for cash proceeds of $50,000. As of the date of this report, we spent the money raised from this offering as follows: $22,717 on travel, $62,608 on professional fees, $11,145 on meals and entertainment, $5,600 on web page design, $8,003 on rent, $3,593 on office, $892 on bank charges, and $3,700 for registration fees.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 9th day of May, 2008.

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