Form 10-Q
period 2008-06-30
Printing Components Inc.
filed 2008-08-18
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,721,502 as of August 13, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2008	Dec 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,627	$87,375
Accounts receivable	-	8,087
Inventory	-	5,245
Due from officer/shareholder	1,692	-
Total Current Assets	28,318	100,707
Fixed assets, net (Note 5)	11,246	12,818

TOTAL ASSETS	$39,564	$113,525

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities - other	$9,778	$10,712
Accrued officers' salaries	150,000	150,000
Due to officer/shareholder	-	31,240

Total Current liabilities	159,778	191,952

Shareholders' Deficiency (Note 2)
Preferred Stock, $0.00001 par value,
none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized
16,721,502 and 5,573,834, shares issued and outstanding at
June 30, 2008 and December 31, 2007	56	56
Paid-In-Capital	172,619	172,619

Deficit Accumulated during the Development Stage	(292,889)	(251,102)

Total Shareholders' Deficiency	(120,214)	(78,427)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$39,564	$113,525

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					December 12
	Three Months	Three Months	Six Months	Six Months	2006
	Ended	Ended	Ended	Ended	(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue:	$-	$-	$-	$-	$15,887

Cost of Sales:
Inventory - beginning of period	5,245	-	5,245	-	-
Purchases	-	12,840	-	12,840	12,840
Inventory - end of period	-	(12,840)	-	(12,840)	-
	5,245	-	5,245	-	12,840
Gross Profit	(5,245)	-	(5,245)	-	3,047

Expenses:
Salaries	-	-	-	-	150,000
Professional fees	13,037	10,760	19,733	10,760	75,645
Travel	-	15,849	-	17,162	22,717
Meals and entertainment	-	10,594	-	10,772	11,145
Rent	1,573	1,442	3,163	3,254	9,576
Bad debts	8,555	-	8,555	-	8,555
Web page design	-	5,600	-	5,600	5,600
Office	881	439	1,527	690	4,474
Registration fees	-	320	1,375	447	3,700
Depreciation	786	-	1,572	-	3,172
Bank charges	183	334	340	461	1,075
Exchange	277	-	277	-	277
	25,292	45,338	36,542	49,146	295,936

Net Loss	$(30,537)	$(45,338)	$(41,787)	$(49,146)	$(292,889)

Basic and diluted net income per share	$-	$-	$-	$-

Weighted average shares used in calculating
Basic and diluted net loss per share	16,721,502	5,000,000	16,721,502	5,000,000

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			December 12
	Six Months	Six Months	2006
	Ended	Ended	(inception) to
	June 30, 2008	June 30, 2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,787)	$(49,146)	$(292,889)
Adjustments to reconcile net income to cash used
By operating activities
Depreciation	1,572	-	3,172
Changes in operating assets and liabilities
Decrease in accounts receivable	8,087	-	-
Increase/(decrease) in accounts payable	(934)	(3,500)	159,778
Decrease/(increase) in inventory	5,245	(12,840)	-
NET CASH USED BY OPERATING ACTIVITIES	(27,817)	(65,486)	(129,939)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(14,418)	(14,418)
CASH USED BY INVESTING ACTIVITIES	-	(14,418)	(14,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Officers advances (repayments)	(32,932)	43,419	(1,692)
Proceeds from sale of common stock	-	122,625	172,675
CASH PROVIDED BY FINANCING ACTIVITIES	(32,932)	166,044	170,983

NET INCREASE (DECREASE) IN CASH	(60,749)	86,140	26,626

CASH
Cash - Beginning of period	87,375	1,550	-
Cash - End of period	$26,626	$87,690	$26,626

Supplemental Disclosure of Cash Flow Information
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 1 – ACCOUNTING POLICES AND OPERATIONS

ORGANIZATION

Printing Components Inc. (the "Company"), a development stage company, was incorporated in Nevada on December 12, 2006. The Company offers media, inks, printing and graphic design services to the large format digital printing industry. At June 30, 2008, the Company has commenced business operations. The Company’s fiscal year ends on December 31st.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with Statement of Accounting Standards No. 128 “Earnings per Share (“SFAS No. 128”). Under the provision of SFAS No. 128, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of commons hares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INVENTORY

Inventory is valued at the lower of cost or market on the first in, first out basis. The inventory at June 30, 2008 consisted entirely of finished goods.

DEPRECIATION

The cost of computers and furniture is depreciated over the estimated useful life of the related assets from 3 to 7 years.

INCOME TAXES

The company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” Under the assets and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

REVENUE RECOGNITION

Revenue from sale of printing products is reported on the accrual basis of accounting, whereby the sale is recorded upon the delivery or transfer of title of the goods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amounts of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments

RECENT ACCOUNTING PRONOUNCMENTS

The Company does not expect the adoption of recent accounting pronouncements to have a material impact on its financial condition or results of operations

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing

This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares. Owners of the share, in order not to burden the Company, have agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company

INTERIM FINANCAIL INFORMATION

The interim financial statements of Printing Components Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim period. The results of operation of the period ended June 30, 2008 are not necessarily indicative of the operation results for the entire year.

NOTE 2 – SHAREHOLDERS EQUITY

On December 12, 2006 the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. In the year ending December 31, 2007, the company sold 490,500 shares of common stock at $0.25 per share for total proceeds $122,625 and 83,334 shares of common stock at $0.60 per share for total proceeds of $50,000.

NOTE 3 – RELATED PARTY TRANSACTIONS

A shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2008
(UNAUDITED)

NOTE 4 – DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment

NOTE 5 – EQUIPMENT
		Accumulated	Net Book Value
	Cost	Depreciation	June 30, 2008	June 30, 2007

Furniture	$8,694	$1,250	$7,444	$8,064
Computer	5,724	1,922	3,802	4,754

	$14,418	$3,172	$11,246	$12,818

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

     We filed a Form 8-K on April 4, 2008, the foregoing was mutually terminated.

     We have signed a non-binding letter of intent with Majestic Supply Co., Inc. dated February 11, 2008 to exchange shares of our common stock for shares of Majestic Supply Co., Inc. The letter of intent is not binding and is subject to the execution of a definitive agreement. The definitive agreement has not been executed. We do not intend to execute any agreement with Majestic Supply Co., Inc.

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

Results of operations
From Inception on December 12, 2006 to June 30, 2008

     What did the revenues come from? Two sales of product

     During the year, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell product. Our loss since inception is $292,889. We have started our proposed business operations and we have completed our public offering.

     Since inception, we sold 5,000,000 shares of common stock to our officers and directors for $50 and 490,500 shares of common stock at $0.25 per share for $122,625 and 83,334 shares of common stock at $0.60 per share for $50,000.

     What have you done since the registration statement was declared effective?

     Over the past year we attended several trade shows establishing contacts with many manufactures through out the USA, working closely with an agent who has developed similar relationships.

     Our research found a demand for third party high quality inks and demand for refillable ink cartridges for large format printers.

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

     As of June 30, 2008, our total assets were $39,564 in cash, accounts receivable, inventory, advances to shareholders and fixed assets and our total liabilities were $159,778 comprised of $9,778 in accrued liabilities and $150,000 in accrued officer salaries.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

     On June 25, 2007, we sold 490,500 shares of common stock at $0.25 per share for cash proceeds of $122,625. As of the date of this report, we spent the money raised from this offering as follows: $22,717 on travel, $66,975 on professional fees, $11,145 on meals and entertainment, $5,600 on web page design, $8,003 on rent, $3,593 on office, $892 on bank charges, and $3,700 for registration fees.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 15th day of August, 2008.

PRINTING COMPONENTS INC.

BY:	HERB ADAMS
Herb Adams, President, Principal Executive
Officer, and a member of the Board of
Directors

BY:	VINOD GANDHI
Vinod Gandhi, Treasurer, Principal Financial
Officer, and Principal Accounting Officer.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).