Form 10-Q
period 2008-09-30
Printing Components Inc.
filed 2008-11-18
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,712,502 as of November 10, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2008	Dec 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,441	$87,375
Accounts receivable	-	8,087
Inventory	-	5,245
Due from officer/shareholder	-	-
Total Current Assets	5,441	100,707
Fixed assets, net (Note 5)	10,460	12,818

TOTAL ASSETS	$15,901	$113,525

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities - other	$4,500	$10,712
Accrued officers' salaries	150,000	150,000
Due to officer/shareholder	-	31,240

Total Current liabilities	154,500	191,952

Shareholders' Deficiency (Note 2)
Preferred Stock, $0.00001 par value,
none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares
authorized
16,721,502 and 5,573,834, shares issued and outstanding at
September 30, 2008 and December 31, 2007	167	56
Paid-In-Capital	172,508	172,619

Deficit Accumulated during the Development Stage	(311,274)	(251,102)

Total Shareholders' Deficiency	(138,599)	(78,427)

TOTAL LIABILITIES AND SHAREHOLDERS'
DEFICIENCY	$15,901	$113,525

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)

					December 12
	Three Months	Three Months	Nine Months	Nine Months	2006
	Ended	Ended	Ended	Ended	(inception) to
	September 30,	September	September	September	September
	2008	30, 2007	30, 2008	30, 2007	30, 2008

Revenue:	$-	$7,800	$-	$7,800	$15,887

Cost of Sales:
Inventory - beginning of period	-	-	5,245	-	-
Purchases	-	12,840	-	12,840	12,840
Inventory - end of period	-	(8,940)	-	(8,940)	-
	-	3,900	5,245	3,900	12,840
Gross Profit	-	3,900	(5,245)	3,900	3,047

Expenses:
Salaries	-	-	-	-	150,000
Professional fees	15,386	7,375	35,119	18,136	91,031
Travel	-	501	-	17,663	22,717
Meals and entertainment	-	176	-	10,948	11,145
Rent	1,527	1,538	4,690	4,792	11,103
Bad debts	-	-	8,555	-	8,555
Web page design	-	-	-	5,600	5,600
Office	240	1,066	1,767	1,755	4,714
Registration fees	-	-	1,375	446	3,700
Depreciation	786	820	2,358	820	3,958
Bank charges	136	166	476	628	1,211
Exchange	310	-	587	-	587
	18,385	11,642	54,927	60,788	314,321

Net Loss	$(18,385)	$(7,742)	$(60,172)	$(56,888)	$(311,274)

Basic and diluted net income per share	$-	$-	$-	$-

Weighted average shares used in
calculating
Basic and diluted net loss per share	16,721,502	5,490,500	16,721,502	5,279,968

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			December 12
	Nine Months	Nine Months	2006
	Ended	Ended	(inception) to
	September 30,	September 30,	September 30,
	2008	2007	2008

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(60,172)	$(56,888)	$(311,274)
Adjustments to reconcile net income to cash used
By operating activities
Depreciation	2,358	820	3,958
Changes in operating assets and liabilities
Decrease in accounts receivable	8,087	-	-
Increase/(decrease) in accounts payable	(6,212)	(3,500)	154,500
Decrease/(increase) in inventory	5,245	(12,840)	-
NET CASH USED BY OPERATING
ACTIVITIES	(50,694)	(72,408)	(152,816)

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of fixed assets	-	(14,418)	(14,418)
CASH USED BY INVESTING ACTIVITIES	-	(14,418)	(14,418)

CASH FLOWS FROM FINANCING
ACTIVITIES
Officers advances (repayments)	(31,240)	19,240	-
Proceeds from sale of common stock	-	122,625	172,675
CASH PROVIDED BY FINANCING
ACTIVITIES	(31,240)	141,865	172,675

NET INCREASE (DECREASE) IN CASH	(81,934)	55,039	5,441

CASH
Cash - Beginning of period	87,375	1,550	-
Cash - End of period	$5,441	$56,589	$5,441

Supplemental Disclosure of Cash Flow Information
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

NOTE 1 – ACCOUNTING POLICES AND OPERATIONS
ORGANIZATION

Printing Components Inc. (the "Company"), a development stage company, was incorporated in Nevada on December 12, 2006. The Company offers media, inks, printing and graphic design services to the large format digital printing industry. At September 30, 2008, the Company has commenced business operations. The Company’s fiscal year ends on December 31st.

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

INVENTORY

Inventory is valued at the lower of cost or market on the first in, first out basis. The inventory at September 30, 2008 consisted entirely of finished goods.

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
September 30, 2008
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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the financial statements do not purport to represent realizable or settlement values. However, the Company has incurred an operating loss. Such loss may impair its ability to obtain additional financing

This factor raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do no include any adjustments that might result from the outcome of this uncertainty. The Company has met its historical working capital requirements from sale of capital shares. Owners of the share, in order not to burden the Company, have agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company

INTERIM FINANCIAL INFORMATION

The interim financial statements of Printing Components Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim period. The results of operation of the period ended September 30, 2008 are not necessarily indicative of the operation results for the entire year.

NOTE 2 – SHAREHOLDERS' EQUITY

On December 12, 2006 the Company issued 5,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. In the year ending December 31, 2007, the company sold 490,500 shares of common stock at $0.25 per share for total proceeds $122,625 and 83,334 shares of common stock at $0.60 per share for total proceeds of $50,000.

The Company paid a stock dividend of two (2) additional shares of common stock for each one (1) share of common stock outstanding. The stock dividend was recorded on February 25, 2008.

NOTE 3 – RELATED PARTY TRANSACTIONS

A shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2008
(UNAUDITED)

NOTE 4 – DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment

NOTE 5 – EQUIPMENT

		Accumulated	Net Book Value
	Cost	Depreciation	September 30,	September 30,
			2008	2007

Furniture	$8,694	$1,560	$7,134	$8,064
Computer	5,724	2,398	3,326	4,754
	$14,418	$3,958	$10,460	$12,818

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

Results of operations

From Inception on December 12, 2006 to September 30, 2008

     What did the revenues come from? Two sales of product

     During the year, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell product. Our loss since inception is $311,274. We have started our proposed business operations and we have completed our public offering.

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

     As of September 30, 2008, our total assets were $15,901 in cash, fixed assets and our total liabilities were $154,500 comprised of $4,500 in accrued liabilities and $150,000 in accrued officer salaries.

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

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 18th day of November, 2008.

PRINTING COMPONENTS INC.

BY:	HERB ADAMS
Herb Adams, President, Principal Executive
Officer, and a member of the Board of Directors

BY:	VINOD GANDHI
Vinod Gandhi, Treasurer, Principal Financial
Officer, and Principal Accounting Officer.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-
Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley
Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley
Act of 2002.