Form 10-K
period 2008-12-31
Printing Components Inc.
filed 2009-04-10
CIK 1389034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 2008

Commission file number 000-53183

PRINTING COMPONENTS INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

2795 Barton Street, East
Unit 5
Hamilton, Ontario
Canada L8E 2J8
(Address of principal executive offices, including zip code.)

(905) 578-3232
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes   No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒  Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2008: $320,360.

PART I

ITEM 1. BUSINESS.

     Printing Components Inc. was incorporate in the state of Nevada on December 12, 2006. We have started operations and will be selling printing equipment, media, display stands and consumables such as inks (dye, uv, solvent) ink cartridges.

Products

     Once products become available we are ready to offer a comprehensive supply of equipment and products to the printing industry. These products will be offered at direct-from-manufacture prices. In addition to offering a vast array of equipment and products, we will feature industry information that will enhance the operation knowledge of printing owners and enable them to be “connected” in a fragmented industry. A brief list of products we intend to offer is as follows:

*	vinyl banner material used for indoor and outdoor display banners; truck lettering; car wraps and floor graphics.
*	canvas for fine art reproductions.
*	paper.
*	polyBanner for billboards and other outside display standards.
*	inks.
*	large format prints

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

Website

     The website is intended to be a destination site for the printing industry in the greater Toronto, Canada area. We intend to source out a large network of suppliers all related to the printing business so that printing owners and purchasing agents will be able to buy all of their products from our website. The site will offer an array of products and by becoming a “one-stop shopping” destination will significantly enhance the efficiency of the purchasing process simultaneously reducing the time and cost of finding reasonably priced printing products and supplies. We intend to continually source out and negotiate strategic relationships with individual suppliers and manufacturers to offer their products on our website. We intend to negotiate discounted pricing from the manufacturers in exchange for offering them access to the database of printing owners and purchasing agents that we intend to develop and maintain through our marketing program.

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

     Other than investigating potential technologies in support of our business purpose, We have had no material business operations and will not have any until. We developed the necessary technology assets in support of our business purpose to become a Internet-based retailer focused on the distribution of printing products.

     The Internet is a world-wide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Convenient Shopping Experience.

     Our goal which is to provide an online store will provide customers with an easy-to-use Web site. The website will be available 24 hours a day, seven days a week and will be reached from the shopper's home or office. Our online store will enable us to deliver a broad selection of products to customers in rural or other locations that do not have convenient access to physical stores. We also intends to make the shopping experience convenient by categorizing our products into easy-to-shop departments.

Customer Service.

     We intend to provide a customer service department via email where consumers can resolve order and product questions. Furthermore, we will insure consumer satisfaction by offering a money back guarantee.

Online Retail Store

     We intend to design our Internet store to be a place for individual consumers to purchase printing products.

Shopping at our Online Store

     Our online store will be located at www.printingcomponents.com. We believe that the sale of printing products on the Internet can offer attractive benefits to consumers. These include enhanced selection, convenience, quality, ease-of-use, depth of content and information, and competitive pricing. Key features of our online store will include:

Browsing

     Our online store will offer customers several subject areas and special features arranged in a simple, easy-to-use format intended to enhance product selection. By clicking on a category names, the consumer will move directly to the home page of the desired category and can view promotions and featured products.

Selecting a Product and Checking Out

     To purchase products, consumers will simply click on the "add-to-cart" button to add products to their virtual shopping cart. Consumers will be able to add and subtract products from their shopping cart as they browse around our online store prior to making a final purchase decision, just as in a physical store. To execute orders, consumers click on the "checkout" button and, depending upon whether the consumer has previously shopped at our online store, are prompted to supply shipping details online. We will also offer consumers a variety of wrapping and shipping options during the checkout process. Prior to finalizing an order by clicking the "submit" button, consumers will be shown their total charges along with the various options chosen at which point consumers still have the ability to change their order or cancel it entirely.

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

Source of Products

     We intend to purchase printing products directly from the manufacturer/supplier based upon orders we will have already received from customers. A portion of the purchase price, between 40% and 70%, depending on the prices we negotiate with the manufacturer, is used to acquire the product from the manufacturer, such as Avery and 3M. Mark-ups on new products range from 15% to 50%. The product will be shipped directly from the manufacturer to the customer, thereby eliminating the need for storage space or packaging facilities.

     We intend to source out and negotiate with companies to offer their products for sale on our website either directly or via a direct link to their websites. In addition, we intend to locate and negotiate relationships with smaller, new manufacturers to offer their products on a more exclusive basis.

Competition

     The electronic commerce market is intensely competitive. The market for information resources is more mature but also intensely competitive. We expect competition to continue to intensify in the future. Competitors include companies with substantial customer bases in the printing industry. There can be no assurance that we can maintain a competitive position against current or future competitors, particularly those with greater financial, marketing, service, support, technical and other resources. Our failure to maintain a competitive position within the market could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, financial condition and results of operations.

     The printing industry is fragmented and regionalized. Our competitive position within the industry is negligible in light of the fact that we have not started our operations. Older, well established printing distributors with records of success will attract qualified clients away from us. Since we have started operations, we cannot compete with them on the basis of reputation. We do expect to compete with them on the basis of price and services. We intend to be able to attract and retain customers by offering a breadth of product selection through our relationships with manufacturers. We will offer attractive, competitive pricing and will be responsive to all potential customers’ needs. We intend to offer the manufacturers access to our database of printing owners, and purchasing agents that we will develop through our marketing.

Insurance

     We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.

Employees

     We are a development stage company and currently have no employees, other than our officers and directors. We intend to hire additional employees on an as needed basis.

Offices

     Our administrative office is located at 2795 Barton Street, East, Unit 5, Hamilton, Ontario, Canada L8E 2J8, our telephone number is (905) 578-3232 . We lease this space from Lorranie Salciccioli pursuant to a written lease. The term of the lease is twelve months and our monthly rent is. We are currently renting on a monthly basis at the rate of $530.

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

ITEM 1A.     RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

     None.

ITEM 2.	PROPERTIES.

     None.

ITEM 3.	LEGAL PROCEEDINGS.

     We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES.

     Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “PCOM.” A summary of trading by quarter for 2008 and 2007 is as follows:

Fiscal Year	High Bid	Low Bid
2008
Fourth Quarter 10-1-08 to 12-31-08	$0.50	$0.15
Third Quarter 7-1-08 to 9-30-08	$0.75	$0.25
Second Quarter 4-1-08 to 6-30-08	$1.10	$0.20
First Quarter 1-1-08 to 3-31-08	$4.90	$0.25

Fiscal Year	High Bid	Low Bid
2007
Fourth Quarter 10-1-07 to 12-31-07	$1.33	$0.25
Third Quarter 7-1-07 to 9-30-07	$0.00	$0.00
Second Quarter 4-1-07 to 6-30-07	$0.00	$0.00
First Quarter 1-1-07 to 3-31-07	$0.00	$0.00

     The foregoing reflects a 3 for 1 stock dividend declared on February 11, 2008.

Dividends

     We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

     A stock dividend was declared on February 11, 2008, wherein two additional common shares were issued for each one common share issued and outstanding as at February 25, 2008. We have not declared any other dividends.

Section 15(g) of the Securities Exchange Act of 1934

     Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Use of Proceeds

     On April 2, 2007, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective (File number 333-141057) permitting us to offer up to 800,000 pre-dividend shares of common stock at $0.25 per share. There was no underwriter involved in our public offering.

     On June 25, 2007, we sold 490,500 pre-dividend shares of common stock at $0.25 per share for cash proceeds of $122,625. As of the date of this report, we have spent the money raised from our offering as follows:

Travel	$22,717
Professional fees	$66,975
Meals and entertainment	$11,145
Web page design	$5,600
Rent	$8,003
Office	$3,593
Bank charges	$892
Registration fees	$3,700
TOTAL	$122,625

     As of the date of this report, all funds raised in our public offering have been spent.

ITEM 6.     SELECTED FINANCIAL DATA.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substance doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay out bills. This is because we have not generated substantial revenues and do not anticipate generating on-going revenue until we complete the development of our website and engage suppliers and customers to buy out products. Our only other source for cash at this time is investments by others in our company. Accordingly, we have raised a total of $172,625 in gross proceeds from our initial public offering and a December 28, 2007 share sale. We are using the proceeds to implement our project.

     We have opened our office, purchased furniture and computers, installed phone lines and acquired finished goods for resale and made sales in the amount of $15,887. Suppliers have been contacted and initial inventory has been purchased at cost allowing for resale at reasonable margins. We have negotiated with our suppliers delivery timetable which minimizes the amount of inventory required on hand to meet sales demand.

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

Results of operations
From Inception on December 12, 2006 to December 31, 2008

     During the year 2007, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell product.

     During the year 2008, we have continued with negotiating with suppliers and sourcing products. Our loss since inception is $316,872. We have started our proposed business operations, we have completed our public offering and completed a subsequent share offering.

     Since inception, we sold 5,000,000 pre-dividend shares of common stock to our officers and directors for $50; 490,500 pre-dividend shares of common stock at $0.25 per share for $122,625; and, 83,334 pre-dividend shares of common stock at $0.60 per share for $50,000.

     Over the past year, we attended several trade shows establishing contacts with many manufactures through out the USA, working closely with an agent who has developed similar relationships.

     Our research found a demand for third party high quality inks and demand for refillable ink cartridges for large format printers.

Liquidity and capital resources

     As of the date of this report, we have generated $15,887 in revenues from our business operations.

     In December 2006, we issued 5,000,000 pre-dividend shares of common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933. This was accounted for as a sale of common stock.

     On June 25, 2007, we completed our public offering of 490,500 shares of pre-dividend common stock at an offering price of $0.25 per share. We raised $122,625.

     On December 28, 2007, we sold 83,334 restricted pre-dividend shares of our common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended at an offering price of $0.60 per share we raised $50,000.

     A stock dividend was declared on February 11, 2008, wherein two additional common shares were issued for each one common share issued and outstanding as at February 25, 2008.

     As of December 31, 2008, our total assets were $10,303 in cash, fixed assets and our total liabilities were $154,500 comprised of $4,500 in accrued liabilities and $150,000 in accrued officer salaries.

 ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PRINTING COMPONENTS INC.
(A DEVELOPMENT STAGE COMPANY)

DECEMBER 31, 2008

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Printing Components Inc.

We have audited the accompanying balance sheets of Printing Components Inc. (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficiency and cash flows for the years ended December 31, 2008 and 2007 and the period December 12, 2006 (inception) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Printing Components Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years then ended and the period December 12, 2006 (inception) through December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has stockholders’ deficiency of $144,197 and working capital deficiency of $153,871 as of December 31, 2008, and has an accumulated deficit of $316,872. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from outcome of this uncertainty.

KEMPISTY & COMPANY
Kempisty & Company
Certified Public Accountants PC
New York, New York
March 30, 2009

Printing Components Inc.
(A Development Stage Company)
Balance Sheets

	December 31,
ASSETS	2008	2007
Current Assets:
Cash and cash equivalents	$629	$87,375
Accounts receivable	-	8,087
Inventory	-	5,245

Total Current Assets	629	100,707

Fixed assets, net (Note 5)	9,674	12,818

TOTAL ASSETS	$10,303	$113,525

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accrued liabilities-other	$4,500	$10,712
Accrued officers' salaries	150,000	150,000
Due to officer/shareholder		31,240

Total Current Liabilities	154,500	191,952

Commitments and contingencies (Note 7)	-	-

Stockholders' Deficiency (Note 2)
Preferred stock, $0.00001 par value,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
16,721,502 and 5,573,834 shares issued and outstanding
at December 31, 2008 and 2007, respectively.	167	56
Paid-in-capital	172,508	172,619
Deficit Accumulated during the Development Stage	(316,872	(251,102)

Total Stockholders' Deficiency	(144,197	(78,427)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,303	$113,525

The accompanying notes are an integral part of these financial statements

Printing Components Inc.
(A Development Stage Company)
Statements of Operations

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2008	2007	2008

Revenue	$-	$15,887	$15,887

Cost of Sales:
Inventory - beginning of period	5,245	-	-
Purchases	-	12,840	12,840
Inventory - end of period	-	(5,245)	-
	5,245	7,595	12,840
Gross Profit	(5,245)	8,292	3,047

Expenses
Salaries	-	150,000	150,000
Professional fees	37,913	37,412	93,825
Travel and entertainment	-	22,717	22,717
Rent	5,572	6,413	11,985
Meals and entertainment	-	11,145	11,145
Bad debts	8,555	-	8,555
Web page design	-	5,600	5,600
Office	2,420	2,947	5,367
Depreciation	3,144	1,600	4,744
Registration fees	1,375	2,325	3,700
Bank charges	608	735	1,343
Other	938	-	938
	60,525	240,894	319,919

Net Loss	$(65,770)	$(232,602)	$(316,872)

Basic and diluted net loss per share	$(0.00)	$(0.04)

Weighted average shares used in calculating
Basic and diluted net loss per share	16,721,502	5,333,719

The accompanying notes are an integral part of these financial statements.

Printing Components Inc.
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
For the years ended December 31, 2008 and 2007 and the period December 12, 2006 (inception) through December 31,
2008

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
Balance December 12, 2006
(inception)	-	$-	-	$-	$-	$-	$-

Sale of common shares	-	-	15,000,000	50	-	-	50

Net loss	-	-	-	-	-	(18,500)	(18,500)

Balance December 31, 2006	-	-	15,000,000	50	-	(18,500)	(18,450)

Sale of common shares	-	-	1,721,502	6	172,619	-	172,625

Net loss	-	-	-	-	-	(232,602)	(232,602)

Balance December 31, 2007	-		16,721,502	56	172,619	(251,102)	(78,427)

Stock dividend	-	-	-	111	(111)	-	-

Net loss	-	-	-	-	-	(65,770)	(65,770)

Balance December 31, 2008	-	$-	16,721,502	$167	$172,508	$(316,872)	$(144,197)

The accompanying notes are an integral part of these financial statements.

Printing Components Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	December 31,	to December 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(65,770)	$(232,602)	$(304,584)
Adjustments to reconcile net loss to cash used by operating
activities:
Depreciation	3,144	1,600	4,744
Changes in operating assets and liabilities:
Decrease in accounts receivable	8,087	-	-
(Increase)/decrease in inventory	5,245	(12,840)	-
Increase/(decrease) in accrued liabilities	(6,212)	157,212	154,500
Total adjustments	10,264	145,972	159,244
NET CASH USED BY OPERATING ACTIVITIES	(55,506)	(86,630)	(145,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(14,418)	(14,418)
CASH USED BY INVESTING ACTIVITIES	-	(14,418)	(14,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
Officers advances (repayments)	(31,240)	14,248	(12,288)
Proceeds from sales of common stock	-	172,625	172,675
CASH PROVIDED (USED) BY FINANCING
ACTIVITIES	(31,240)	186,873	160,387

NET INCREASE (DECREASE) IN CASH	(86,746)	85,825	629

CASH
Beginning of year	87,375	1,550	-

End of year	$629	$87,375	$629

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Printing Components Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Inventory

Inventory is valued at the lower of cost or market on the first in, first out basis. The inventory at December 31, 2008 consisted entirely of finished goods.

Depreciation

The cost of computers and furniture is depreciated over the estimated useful life of the related assets from 3 to 7 years.

Printing Components Inc.
(A Development Stage Company)
Notes to Financial Statements

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

Printing Components Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 2 – STOCKHOLDERS’ DEFICIENCY

Common Stock

On December 12, 2006, the Company issued 15,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash. In the year ending December 31, 2007, the Company sold 1,471,500 shares of common stock at $0.08333 per share for total proceeds of $122,625 and 250,000 shares of common stock at $0.20 per share for total proceeds of $50,000.

Stock Dividend

On February 8, 2008 the Board of Directors approved a 200% stock dividend effective on February 25, 2008. For accounting purposes this is treated as a three for one stock split. All references in the financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of the February 25, 2008 transaction.

NOTE 3 – RELATED PARTY TRANSACTIONS

A shareholder/officer has provided funding to pay for the initial operating expenses of the Company.

NOTE 4 – DUE TO SHAREHOLDER

Amounts due to officer/shareholder are non-interest bearing and have no definite terms of repayment.

NOTE 5 – FIXED ASSETS

			Net Book
			Value
		Accumulated	December 31,
	Cost	Depreciation	2008

Furniture	$8,694	$1,870	$6,824
Computers	5,724	2,874	2,850
	$14,418	$4,744	$9,674

     Printing Components Inc.
 (A Development Stage Company)
Notes to Financial Statements

NOTE 6 – INCOME TAXES

The components of the Company’s tax provision were as follows:

	December 31,
	2008	2007
Current income tax expense (benefit)	$(53,000)	$(36,000)
Deferred income tax	53,000	36,000
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Net operating loss carryforward	$53,000	$39,000
Deferred tax asset	53,000	39,000
Valuation allowance	(53,000)	(39,000)
Net deferred tax asset	$-	$-

Net operating loss carryforward’s totaled approximately $311,000 at December 31, 2008. The net operating loss carryforwards will begin to expire in the year 2027 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2008 due to uncertainty of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period December 31, 2008.

	For the Year Ended December 31,
	2008	2007
Tax expense (benefit) at Federal rate (34%)	$(106,000)	$(77,000)
Federal bracket adjustment	53,000	38,000
Change in valuation allowance	53,000	39,000
Net income tax (benefit) allowance	$-	$-

Utilization of the Company’s net operating loss carryforwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

Printing Components Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company currently rents office space on a month to month basis.

In November 2007, the Company entered into a four year master distribution agreement to distribute digital printing ink and media products in the United States of America. Beginning in March 2008, the Company is obligated to distribute minimum product units as defined in the contract. This agreement was cancelled April 4, 2008.

23-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to December 31, 2008, included in this report have been audited by Kempisty & Company, Certified Public Accountants, P.C., 15 Maiden Lane, Suite 1003, New York, NY 10038, as set forth in this annual report.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during the audit.

Management’s Report on Internal Control Over Financial Reporting.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of the inherent limitations due to, for example, the potential for human error or circumvention of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2008.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

     Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Herb Adams	61	president , principal executive officer,
22 Daffodil Cresent		and a member of the board of directors
Ancaster, Ontario
Canada L9K 1A3

Mary Kricfalusi	46	secretary and a member of the board of
186 Maurice Drive		directors
Oakville, Ontario
Canada L6K 2W9

Vinod Gandhi	33	treasurer, principal financial officer,
924 Mohawk Road West		principal accounting officer, and a
Hamilton, Ontario		member of the board of directors
Canada L9C 6Z3

     Herb Adams and Mary Kricfalusi have held their offices/positions since inception of our company. Ms. Kricfalusi and Messrs. Adams and Ganhdi are expected to hold their offices/positions until the next annual meeting of our stockholders.

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

     Since December 12, 2006, Mary Kricfalusi has been our secretary and a member of our board of directors. Since March 2006, Ms. Kricfalusi has been a partner in Suncastle Developments Corporation, an Ontario partnership, located in Burlington, Ontario, Canada. Suncastle Developments is a research and development corporation specializing in developing coatings and paints for the construction and the automotive industry.

     Since August 12, 2008, Vinod Gandhi has served as our treasurer, principal financial officer and principal accounting officer. Since October 2007, Mr. Gandhi has been a consultant pharmacist throughout Ontario. From April 2003 to October 2007, Mr. Gandhi was a pharmacist with Day Night Pharmacy located in Hamilton, Ontario. From July 2000 to March 2003, Mr. Gandhi was a pharmacist with Shoppers Drug Mart located in Hamilton, Ontario. From November 1998 to June 2000, Mr. Gandhi was a pharmacist with Lloyds Pharmacy located in Leicester, England

Conflicts of Interest

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

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to our 2007 Form 10-K.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to our 2007 Form 10-K.

Disclosure Committee and Committee Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to our 2007 Form 10-K.

Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.

     Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal years 2008 and 2007, no officer or director except one director failed to file their Form 3, 4 and 5 on a timely basis. Mr. Gandhi, our Treasurer, Principal Financial Officer and Principal Accounting Officer, did not file his Form 3 until March 26, 2009. On August 12, 2008, Mr. Gandhi purchased 119,700 common shares.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the compensation paid by us during the last three fiscal years for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus Awards Awards			sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Herb Adams	2008	0	0	0	0	0	0	0	0
President	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Mary Kricfalusi	2008	0	0	0	0	0	0	0	0
Secretary	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

Vinod Gandhi	2008	0	0	0	0	0	0	0	0
Treasurer	2007	0	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0	0

John Dow	2008	0	0	0	0	0	0	0	0
Treasurer	2007	0	0	0	0	0	0	0	0
resigned (05/26/08)	2006	0	0	0	0	0	0	0	0

Laurene Rogers	2008	0	0	0	0	0	0	0	0
Treasurer	2007	0	0	0	0	0	0	0	0
resigned (07/10/08)	2006	0	0	0	0	0	0	0	0

     The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year. Our fiscal year end is December 31.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Herb Adams	6,146	0	0	0	0	0	6,146
Mary Kricfalusi	6,146	0	0	0	0	0	6,146
Vinod Gandhi	0	0	0	0	0	0	0
John Dow	0	0	0	0	0	0	0
(resigned 05/26/2008)
Laurene Rogers	0	0	0	0	0	0	0
(resigned (07/10/2008)

All compensation received by our officers and directors has been disclosed.

Option/SAR Grants

     There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors

Long-Term Incentive Plan Awards

     We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

     The members of our board of directors are not compensated for their services as directors. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

Indemnification

     Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he/she acted in good faith and in a manner he/she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he/she is to be indemnified, we must indemnify him/her against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholder listed below has direct ownership of his/her shares and possesses sole voting and dispositive power with respect to the shares.

Name and Address	Number of Shares Owned	Percentage of Ownership
Beneficial Owner [1]
Herb Adams	6,000,000	34.48%
22 Daffodil Cresent
Ancaster, Ontario
Canada L9K 1A3

Mary Kricfalusi	6,000,000	34.48%
186 Maurice Drive
Oakville, Ontario
Canada L6K 2W9

Vinod Gandhi	119,700	0.72%
924 Mohawk Road West
Hamilton, Ontario
Canada L9C 6Z3

All Officers and Directors as a Group	12,119,700	69.68%
(3 persons)

John Dow	3,000,000	17.24%
261 Penn Drive
Burlington, Ontario
Canada L7N 2B9

[1]

The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings. Mr. Adams, Ms. Kricfalusi and Mr. Gandhi are our only “promoters.”

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In December 2006, we issued a total of 5,000,000 shares of pre-dividend restricted common stock to Herb Adams, Mary Kricfalusi, and John Dow our officers and directors in consideration of $50. On June 25, 2007, we completed our public offering of 490,500 pre-dividend shares of common stock and raised $122,625. On December 28, 2007, we sold 83,334 pre-dividend restricted shares of our common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended at an offering price of $0.60 per share for cash proceeds of $50,000. A stock dividend was declared on February 11, 2008, wherein two additional common shares were issued for each one common share issued and outstanding as at February 25, 2008.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$10,845	Kempisty & Company, Certified Public Accountants, P.C.
2007	$10,933	Kempisty & Company, Certified Public Accountants, P.C.

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$-0-	Kempisty & Company, Certified Public Accountants, P.C.
2007	$-0-	Kempisty & Company, Certified Public Accountants, P.C.

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$-0-	Kempisty & Company, Certified Public Accountants, P.C.
2007	$700	Kempisty & Company, Certified Public Accountants, P.C.

(4) All Other Fees

     The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$-0-	Kempisty & Company, Certified Public Accountants, P.C.
2007	$-0-	Kempisty & Company, Certified Public Accountants, P.C.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB -2	03-05-07	3.1

3.2	Bylaws.	SB -2	03-05-07	3.2

4.1	Specimen Stock Certificate.	SB -2	03-05-07	4.1

10.1	Lease Agreement	SB -2	03-05-07	10.1

14.1	Code of Ethics.	10-K	4-15-08	14.1

31.1	Certification of Principal Executive Officer pursuant				X
	to 15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant				X
	to 15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Financial Officer).

99.1	Audit Committee Charter.	10-K	4-15-08	99.1

99.2	Disclosure Committee Charter.	10-K	4-15-08	99.2

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of April, 2009.

PRINTING COMPONENTS INC.

BY: HERB ADAMS
       Herb Adams, President, Principal Executive Officer,
       and a member of the Board of Directors.

BY: VINOD GANDHI
       Vinod Gandhi, Treasurer, Principal Financial Officer
       and Principal Accounting Officer.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

HERB ADAMS	President, Principal Executive Officer, and	April 10, 2009
Herb Adams	a member of the Board of Directors.

MARY KRICFALUSI	Secretary and a member of the Board of	April 10, 2009
Mary Kricfalusi	Directors

VINOD GANDHI	Treasurer, Prinicpal Financial Officer and a	April 10, 2009
Vinod Gandhi	member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB -2	03-05-07	3.1

3.2	Bylaws.	SB -2	03-05-07	3.2

4.1	Specimen Stock Certificate.	SB -2	03-05-07	4.1

10.1	Lease Agreement	SB -2	03-05-07	10.1

14.1	Code of Ethics.	10-K	4-15-08	14.1

31.1	Certification of Principal Executive Officer pursuant				X
	to 15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant				X
	to 15d-15(e), promulgated under the Securities and
	Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-
	Oxley Act of 2002 (Chief Financial Officer).

99.1	Audit Committee Charter.	10-K	4-15-08	99.1

99.2	Disclosure Committee Charter.	10-K	4-15-08	99.2