Form 10-Q
period 2009-03-31
Printing Components Inc.
filed 2009-05-15
CIK 1389034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

PRINTING COMPONENTS INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2795 Barton Street, East
Unit 5
Hamilton, Ontario
Canada L8E 2J8
 (Address of principal executive offices, including zip code.)

(905) 578-3232
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,721,502 as of May 14, 2009

PART I – FINANCIAL INFORMATION

 ITEM 1.                      FINANCIAL STATEMENTS

    The financial statements of Printing Components Inc (the “Company”, "we", "our", "us"), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as included in the Company’s Form 10-K for the period ended December 31, 2008.

Balance Sheets	F-1
Statements of Expenses	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,477	$629
Accounts receivable	-	-
Inventory	-	-
Due from officer/shareholder	-	-
Total Current Assets	4,477	629
Fixed assets, net (Note 5)	8,888	9,674

TOTAL ASSETS	$13,365	$10,303

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities – other	$13,212	$4,500
Accrued officers' salaries	150,000	150,000
Due to officer/shareholder	10,799	-

Total Current liabilities	174,012	154,500

Shareholders' Deficiency (Note 2)
Preferred Stock, $0.00001 par value,
none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized
16,721,502 and 5,573,834, shares issued and outstanding at
December 31, 2008 and December 31, 2007	167	56
Paid-In-Capital	172,508	172,619

Deficit Accumulated during the Development Stage	(333,322)	(316,872)

Total Shareholders' Deficiency	(160,647)	(144,197)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$13,365	$10,303

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS F-1 -3-

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

			December 12
	Three Months	Three Months	2006
	Ended	Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

Revenue:	$ -	$ -	$ 15,887

Cost of Sales:
Inventory - beginning of period	-	5,245	-
Purchases	-	-	12,840
Inventory - end of period	-	(5,245)	-
	-	-	12,840
Gross Profit	-	-	3,047

Expenses:
Salaries	-	-	150,000
Professional fees	13,760	6,696	107,584
Travel	-	-	22,717
Meals and entertainment	-	-	11,145
Rent	1,590	1,590	13,575
Bad debts	-	-	8,555
Web page design	-	-	5,600
Office	97	646	5,464
Registration fees	-	1,375	3,700
Depreciation	786	786	5,530
Bank charges	151	157	1,495
Exchange	66	-	1,004
	16,450	11,250	336,369

Net Loss	$ (16,450)	$ (11,250)	$ (333,322)

Basic and diluted net income per share	$ -	$ -

Weighted average shares used in calculating
Basic and diluted net loss per share	16,721,502	16,721,502

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS F-2 -4-

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			December 12, 2006
	Three Months Ended	Three Months Ended	(inception) to
	March 31, 2009	March 31, 2008	March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (16,450)	$ (11,250)	$ (333,322)
Adjustments to reconcile net income to cash used
By operating activities
Depreciation	786	786	5,530
Changes in operating assets and liabilities
Decrease in accounts receivable	-	(468)	-
Increase/(decrease) in accounts payable	8,712	(4,537)	163,212
Decrease/(increase) in inventory	-	-	-
NET CASH USED BY OPERATING ACTIVITIES	(6,951)	(15,469)	(164,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(14,418)
CASH USED BY INVESTING ACTIVITIES	-	-	(14,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Officers advances (repayments)	10,799	(30,959)	9,209
Proceeds from sale of common stock	-	-	172,675
CASH PROVIDED BY FINANCING ACTIVITIES	10,799	(30,959)	181,884

NET INCREASE (DECREASE) IN CASH	3,848	(46,428)	2,887

CASH
Cash - Beginning of period	629	87,375	-
Cash - End of period	$ 4,477	$ 40,947	$ 2,887

Supplemental Disclosure of Cash Flow Information
Taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS F-3 -5-

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

NOTE 1 – ACCOUNTING POLICES AND OPERATIONS
ORGANIZATION

Printing Components Inc. (the "Company"), a development stage company, was incorporated in Nevada on December 12, 2006. The Company offers media, inks, printing and graphic design services to the large format digital printing industry. At March 31, 2009, the Company has commenced business operations. The Company’s fiscal year ends on December 31st.

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

INVENTORY

Inventory is valued at the lower of cost or market on the first in, first out basis. The inventory at March 31, 2009 consisted entirely of finished goods.

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
March 31, 2009
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

ADOPTED ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)) as amended by FASB staff position FSP 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” SFAS No. 141(R) generally requires an entity to recognize the assets acquired, liabilities assumed, contingencies, and contingent consideration at their fair value on the acquisition date. In circumstances where the acquisition-date fair value for a contingency cannot be determined during the measurement period and it is concluded that it is probable that an asset or liability exists as of the acquisition date and the amount can be reasonably estimated, a contingency is recognized as of the acquisition date based on the estimated amount. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. SFAS No 141(R) is applicable to business combinations on a prospective basis beginning in the first quarter of 2009. We did not complete any business combinations in the first quarter of 2009.

In February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of 2009. Therefore, in the first quarter of 2009, we adopted SFAS No. 157 for non-financial assets and non-financial liabilities. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on our consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1). FSP 132(R)-1 requires additional disclosures for plan assets of defined benefit pension or other postretirement plans. The required disclosures include a description of our investment policies and strategies, the fair value of each major category of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets, and the significant concentrations of risk within plan assets. FSP 132 (R)-1 does not change the accounting treatment for postretirement benefits plans. FSP 132(R)-1 is effective for us for fiscal year 2009.

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for us beginning in the second quarter of fiscal year 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairment” (FSP 115-2/124-2). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for us beginning in the second quarter of fiscal year 2009. Upon implementation at the beginning of the second quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosure about Fair Value of Financial Instruments” (FSP 107-1/APB 28-1). FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, “Disclosures about the Fair Value of Financial Instruments.” Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments and is effective for us beginning in the second quarter of fiscal year 2009.

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

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2009
(UNAUDITED)

INTERIM FINANCIAL INFORMATION

The interim financial statements of Printing Components Inc. are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim period. The results of operation of the period ended March 31, 2009 are not necessarily indicative of the operation results for the entire year.

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

NOTE 4 – DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment.

NOTE 5 – EQUIPMENT

		Accumulated	Net Book Value
	Cost	Depreciation	March 31,	March 31,
			2009	2008

Furniture	$ 8,694	$ 2,180	$ 6,514	$ 7,754
Computer	5,724	3,350	2,374	4,278
	$ 14,418	$ 5,530	$ 8,888	$ 12,032

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

    By attending Trade Shows, we are able to observe firsthand which new products are introduced and the interest generated by print shop owner/operators in the printing industry. Each show we attend provides us the opportunity to meet personally with key management of small and medium size manufacturers to discuss the opportunity of marketing and distributing their products on a non-exclusive basis. This will prove to be a valuable tool for providing us with a current list of suppliers, key management contacts, and an insight into upcoming products being released to the industry. We can also ascertain what the manufacturers deem to be key advantages of their products.

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

Results of operations
From Inception on December 12, 2006 to March 31, 2009

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

    As of March 31, 2009, our total assets were $13,365 in cash, fixed assets and our total liabilities were $174,012 comprised of $13,212 in accrued liabilities and $160,799 in accrued officer salaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS.

 The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 15th day of May, 2009.

PRINTING COMPONENTS INC.

BY:	HERB ADAMS
Herb Adams, President, Principal Executive Officer, and a member of the Board of Directors

BY:	VINOD GANDHI
Vinod Gandhi, Treasurer, Principal Financial Officer, and Principal Accounting Officer.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.