Form 10-Q
period 2009-06-30
Printing Components Inc.
filed 2009-08-18
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,721,502 as of August 6, 2009.

PART I – FINANCIAL INFORMATION

 ITEM 1.     FINANCIAL STATEMENTS

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2009	December 31, 2008
	(unaudited)
	ASSETS
Current assets:
Cash	$1,834	$629
Total Current Assets	1,834	629
Fixed assets, net (Note 5)	8,102	9,674

TOTAL ASSETS	$9,936	$10,303

	LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities - other	$18,545	$4,500
Accrued officers' salaries	150,000	150,000
Due to officer/shareholder	10,799	-

Total Current Liabilities	179,344	154,500

Shareholders' Deficiency (Note 2)
Preferred Stock, $0.00001 par value,
none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized
16,721,502 shares issued and outstanding at
June 30, 2009 and December 31, 2008	167	167
Paid-In-Capital	172,508	172,508

Deficit Accumulated during the Development Stage	(342,083)	(316,872)

Total Shareholders' Deficiency	(169,408)	(144,197)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$9,936	$10,303
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
F-1

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

					December 12
	Three Months	Three Months	Six Months	Six Months	2006
	Ended	Ended	Ended	Ended	(inception) to
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009

Revenue:	$-	$-	$-	$-	$15,887

Cost of Sales:
Inventory - beginning of period	-	5,245	-	5,245	-
Purchases	-	-	-	-	12,840
Inventory - end of period	-	-	-	-	-
	-	5,245	-	5,245	12,840
Gross Profit	-	(5,245)	-	(5,245)	3,047

Expenses:
Salaries	-	-	-	-	150,000
Professional fees	5,677	13,037	19,438	19,733	113,261
Travel	-	-	-	-	22,717
Meals and entertainment	-	-	-	-	11,145
Rent	1,225	1,573	2,815	3,163	14,800
Bad debts	-	8,555	-	8,555	8,555
Web page design	-	-	-	-	5,600
Office	1,020	881	1,117	1,527	6,484
Registration fees	-	-	-	1,375	3,700
Depreciation	786	786	1,572	1,572	6,316
Bank charges	106	183	257	340	1,601
Exchange	(54)	277	12	277	950
	8,761	25,292	25,211	36,542	345,130

Net Loss	$(8,761)	$(30,537)	$(25,211)	$(41,787)	$(342,083)

Basic and diluted net income per share	$-	$-	$-	$-

Weighted average shares used in calculating
Basic and diluted net loss per share	$16,721,502	16,721,502	16,721,502	16,721,502
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
F-2

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			December 12,
	Six Months Ended	Six Months Ended	2006 (inception) to
	June 30, 2009	June 30, 2008	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,211)	$(41,787)	$(342,083)
Adjustments to reconcile net income to cash used
By operating activities
Depreciation	1,572	1,572	6,316
Changes in operating assets and liabilities
Decrease in accounts receivable	-	8,088	-
Increase/(decrease) in accounts payable	14,045	(934)	168,545
Decrease/(increase) in inventory	-	5,245	-
NET CASH USED BY OPERATING ACTIVITIES	(9,595)	(27,816)	(167,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(14,418)
CASH USED BY INVESTING ACTIVITIES	-	-	(14,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Officers advances (repayments)	10,799	(32,932)	10,799
Proceeds from sale of common stock	-	-	172,675
CASH PROVIDED BY FINANCING ACTIVITIES	10,799	(32,932)	183,474

NET INCREASE (DECREASE) IN CASH	1,205	(60,748)	1,834

CASH
Cash - Beginning of period	629	87,375	-
Cash - End of period	$1,834	$26,627	$1,834

Supplemental Disclosure of Cash Flow Information
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
F-3

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 1 – ACCOUNTING POLICES AND OPERATIONS

INTERIM FINANCAIL INFORMATION

The interim financial statements of Printing Components Inc. are unaudited.  However, in the opinion of management, the interim data includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim period.  The results of operation of the period ended June 30, 2009 are not necessarily indicative of the operation results for the entire year.

The interim financial statements are unaudited but, in the opinion of management, reflect all adjustments necessary for a fair statement of the Company’s financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The results of operations for any interim period are not necessarily indicative of results for the full year. The interim financial statements and notes are presented as permitted by the requirements for Quarterly Reports on Form 10-Q. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s financial statements and notes included in its 2008 Annual Report on Form 10-K.

ORGANIZATION

Printing Components Inc. (the "Company"), a development stage company, was incorporated in Nevada on December 12, 2006.  The Company offers media, inks, printing and graphic design services to the large format digital printing industry. At June 30, 2009, the Company has commenced business operations.  The Company’s fiscal year ends on December 31st.

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

INVENTORY

Inventory is valued at the lower of cost or market on the first in, first out basis.  The inventory at June 30, 2009 consisted entirely of finished goods.

DEPRECIATION

The cost of computers and furniture is depreciated over the estimated useful life of the related assets from 3 to 7 years.

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

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

The Company adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return (including a decision whether to file or not to file a return in a particular jurisdiction).

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

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies," (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Values When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." This FSP provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The FSP also amends certain disclosure provisions of SFAS No. 157 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this FSP was effective prospectively beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition.

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

RECENT ACCOUNTING PRONOUNCMENTS (continued)

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" (FSP 115-2). This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The FSP also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the FSP, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell). The FSP further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security's fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. FSP 115-2 requires entities to initially apply the provisions of the standard to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. For the Company, this FSP was effective beginning April 1, 2009. The adoption of this standard did not have a material impact on the Company's results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. This FSP was effective for the Company beginning April 1, 2009 on a prospective basis.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under SFAS No.165, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning April 1, 2009.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," amending the guidance on transfers of financial assets to, among other things, eliminate the qualifying special purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. For the Company, this standard is effective for new transfers of financial assets beginning January 1, 2010. Because the Company historically does not have significant transfers of financial assets, the adoption of this standard is not expected to have a material impact on the Company's results of operations or financial condition.

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

RECENT ACCOUNTING PRONOUNCMENTS (continued)

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," which revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. For the Company, this standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company's results of operations or financial condition.

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162," and approved--the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative nongovernmental US GAAP. The Codification does not change current US GAAP, but is intended to simplify user access to all authoritative US GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. For the Company, the Codification is effective July 1, 2009 and will require future references to authoritative US GAAP to coincide with the appropriate section of the Codification. Accordingly, this standard will not have an impact on the Company's results of operations or financial condition.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

A shareholder/officer has provided funding to pay for the initial operating expenses of the Company. The amount of $10,799 was provided to the company in supporting company’s operation for the first half of the year 2009.

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2009
(UNAUDITED)

NOTE 4 – DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment

NOTE 5 – EQUIPMENT

			Net Book Value
		Accumulated	June 30,	June 30,
	Cost	Depreciation	2009	2008

Furniture	$8,694	$2,180	$6,204	$7,754
Computer	5,724	3,350	1,898	4,278
	$14,418	$5,530	$8,102	$12,032

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of operations
From Inception on December 12, 2006 to June 30, 2009

    During the year 2007, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell product.

    During the year 2008, we have continued with negotiating with suppliers and sourcing products. Our loss since inception is $347,794. We have started our proposed business operations, we have completed our public offering and completed a subsequent share offering.

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

    On December 28, 2007, we sold 83,334 restricted pre-dividend shares of the Company common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended at an offering price of $0.60 per share we raised $50,000.

    A stock dividend was declared on February 11, 2008, wherein two additional common shares were issued for each one common share issued and outstanding as at February 25, 2008.

    As of June 30, 2009, our total assets were $9,936 in cash, fixed assets and our total liabilities were $178,144 comprised of $17,345 in accrued liabilities and $150,000 in accrued officer salaries.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

    Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 13th  day of August, 2009.

PRINTING COMPONENTS INC.

BY:	HERB ADAMS
Herb Adams President, Principal Executive Officer, and a member of the Board of Directors

BY:	VINOD GANDHI
Vinod Gandhi Treasurer, Principal Financial Officer, and Principal Accounting Officer.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.