Form 10-Q
period 2009-09-30
Printing Components Inc.
filed 2009-11-12
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 16,721,502 as of November 5, 2009.

PART I – FINANCIAL INFORMATION

 ITEM 1.     FINANCIAL STATEMENTS

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131	$629
Total Current Assets	131	629
Fixed assets, net (Note 5)	7,316	9,674

TOTAL ASSETS	$7,447	$10,303

	LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued liabilities - other	$6,796	$4,500
Accrued officers' salaries	150,000	150,000
Due to officer/shareholder	41,780	-

Total Current liabilities	198,576	154,500

Shareholders' Deficiency (Note 2)
Preferred Stock, $0.00001 par value,
none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized
16,721,502 shares issued and outstanding at
September 30, 2009 and December 31, 2008	167	167
Paid-In-Capital	172,508	172,508

Deficit Accumulated during the Development Stage	(363,804)	(316,872)

Total Shareholders' Deficit	(191,129)	(144,197)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$7,447	$10,303

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS F-1

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

					December 12
	Three Months	Three Months	Nine Months	Nine Months	2006
	Ended	Ended	Ended	Ended	(inception) to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008	2009

Revenue:	$-	$-	$-	$-	$15,887
Cost of Sales:	-	-	-	5,245	12,840
Gross Profit (Loss)	-	-	-	(5,245)	3,047

General and administrative expenses	21,721	18,385	46,932	54,927	366,851

Net Loss	$(21,721)	$(18,385)	$(46,932)	$(60,172)	$(363,804)

Basic and diluted net loss per share	$-	$-	$-	$-

Weighted average shares used in calculating
Basic and diluted net loss per share	16,721,502	16,721,502	16,721,502	16,721,502

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS F-2

PRINTING COMPONENTS INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(UNAUDITED)

			December 12, 2006
	Nine Months Ended	Nine Months Ended	(inception) to
	September 30, 2009	September 30, 2008	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,932)	$(60,172)	$(363,804)
Adjustments to reconcile net income to cash used
By operating activities
Depreciation	2,358	2,358	6,058
Changes in operating assets and liabilities
Decrease in accounts receivable	-	8,087	-
Increase/(decrease) in accounts payable	2,296	(6,212)	156,796
Decrease/(increase) in inventory	-	5,245	-
NET CASH USED BY OPERATING ACTIVITIES	(42,278)	(50,694)	(200,950)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	-	(13,374)
CASH USED BY INVESTING ACTIVITIES	-	-	(13,374)

CASH FLOWS FROM FINANCING ACTIVITIES
Officers advances (repayments)	41,780	(31,240)	41,780
Proceeds from sale of common stock	-	-	172,675
CASH PROVIDED BY FINANCING ACTIVITIES	41,780	(31,240)	214,455

NET INCREASE (DECREASE) IN CASH	(498)	(81,934)	131

CASH
Cash - Beginning of period	629	87,375	-
Cash - End of period	$131	$5,441	$131

Supplemental Disclosure of Cash Flow Information
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

SEE ACCOMPANYING CONDENSED NOTES TO FINANCIAL STATEMENTS F-3

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

NOTE 1 – ACCOUNTING POLICES AND OPERATIONS

ORGANIZATION

Printing Components Inc. (the "Company"), a development stage company, was incorporated in Nevada on December 12, 2006.  The Company offers media, inks, printing and graphic design services to the large format digital printing industry. At September 30, 2009, the Company has commenced business operations.  The Company’s fiscal year ends on December 31st.

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

INTERIM FINANCAIL INFORMATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in its Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal 2008 as reported in the Form 10-K, have been omitted.

F-4

PRINTING COMPENTS INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2009
(UNAUDITED)

NOTE 2 – RELATED PARTY TRANSACTIONS

A shareholder/officer has provided funding to pay for the initial operating expenses of the Company. The amount of $41,780 was provided to the company in supporting company’s operation for the nine months of the year 2009.

NOTE 3 – DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and have no definite terms of repayment.

F-5

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

Results of operations
From Inception on December 12, 2006 to September 30, 2009

During the year 2007, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell product.

During the year 2009, we have continued with negotiating with suppliers and sourcing products. Our loss since inception is $363,804. We have started our proposed business operations ,and we have completed our public offering and completed a subsequent share offering.

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

As of September 30, 2009, our total assets were $7,447 in cash, fixed assets and our total liabilities were $198,576 comprised of $6,796 in accrued liabilities and $191,780 in accrued officer salaries and other amounts due to officer and shareholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

           We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 11th day of November, 2009.

PRINTING COMPONENTS INC.

BY:	VINCE LEITAO
Vince Leitao President, Principal Executive Officer, and a member of the Board of Directors.

BY:	VINOD GANDHI
Vinod Gandhi Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.