Form 10-K
period 2009-12-31
Diamond Technologies Inc.
filed 2010-03-31
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

Commission file number 000-53183

DIAMOND TECHNOLOGIES INC.

Nevada
(State or other jurisdiction of incorporation or organization)

2795 Barton Street, East
Unit 5
Hamilton, Ontario
Canada L8E 2J8
(Address of Principal Executive Offices, including zip code)

(905) 578-3232
 (Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None	Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]   No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]   No [  ]

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]   No [ X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 16, 2010: $265,725.30
The registrant had 19,871,502 shares of common stock outstanding as of March 16, 2010.

PART I

ITEM 1.	BUSINESS.

Diamond Technologies Inc. was incorporated in the state of Nevada on December 12, 2006 to engage in the business of selling printing equipment, media, display stands and consumables such as inks (dye, uv, solvent) ink cartridges.

On December 11, 2009, we entered into an agreement with Rophe Medical Technologies Inc. and its shareholders (collectively “Rophe”) wherein we acquired all of the issued and outstanding shares of common stock of Rophe in exchange for 3,000,000 restricted shares of our common stock and $1,200,000.

On or about December 11, 2009, we changed our business focus from selling printing equipment to manufacturing and developing software designed to taking medical information from many sources and depositing it into a single source as an electronic medical record for each patient.

Our Technology

      We own copyrighted proprietary technologies which allow us to accumulate and store medical information from various parts of the health-care system into a single source to be stored as an Electronic Medical Record (EMR) for each patient.   This allows us to bring together data from pharmaceutical, diagnostic and laboratory systems into one place and provides real-time access of a person’s medical information to doctors at the point of care [patient bedside / doctors office] which helps improve patient care and lowers the cost of medical services.

Our Current Product

The EMR integration software (EMR) is our premier product. We intend to provide third-party health-care systems (i.e. clinical, laboratory, hospital, etc.) along with software that helps integrate and make the data  from those systems available as an electronic medical record at point of service , i.e. doctors office/hospital bed/rural clinic via the internet , on a doctor’s PDA or mobile phone.

This helps reduce the amount of paperwork needed to maintain patient records, reduce errors in medication caused by inconsistent files and speed up the feedback loop for test results and make those available to caregivers very quickly, The goal is reduction in patient wait time for medical services, avoidance of repeat of unnecessary testing due to delayed or missing files, resulting in quicker and better medical care at lower costs to government ministries.

As of the date of this report, we have not sold EMR to any customers and there is no assurance we will ever sell EMR to anyone.

 Our Products in Development

In addition to EMR, our product portfolio also includes three earlier stage products listed below, all of which highlight the broad applicability of our proprietary technologies to a diverse range of potential future products. We plan to evaluate partnership opportunities for further development and commercialization of these products.

1 - C&ID-IMS is an internet solution for monitoring and managing Communicable and Infectious Disease information.

Our target markets are Health Organizations and Ministries of Health, hospitals and Center for Disease Control (CDC) & the World Health Organization (WHO) members around the globe.

2 - CCG is our clinical-care globalization technology. This product is an effective way to capitalize on the growing “medical tourism phenomenon ” - patients going to low-cost countries for elective medical procedures –, a fast-growing worldwide, multibillion-dollar industry actively promoted by countries such as Cuba, Costa Rica, Hungary, India, Israel, Jordan, Lithuania, Malaysia and Thailand. Belgium, Poland and Singapore and South Africa.

CCG can be used by both the destination and home country to maintain complete and accurate records of the treatment history, avoiding errors due to incomplete patient data and lessening the burden and expense of corrective action on the home country when medical tourists return home.

3 - MC-Telehealth is our mobile clinic long distance or tele-health technology. Our product enables the remote transmission of standardized formats of data for laboratory information, diagnostic imaging, diagnosis and clinical notes.

As of the date of this report, we have not sold any of our product in development to any customers and there is no assurance we will ever sell EMR to anyone.

Target Market

      Our target market for EMR is the Canadian health-care system including Walk-In Clinics/Physicians Offices, Independent Diagnostic Centers, Impendent Health Facilities, Laboratories, and Hospitals. Both the US and Canadian governments are moving towards requiring EMR records with the Canadian system at a more advanced stage of acceptance. Incentives for purchase are provided in Canada where this spending qualifies for assistance from the 2009/2010 Federal Budget as part of Canada’s economic stimulus program.

Field of Operations and Corporate Mission

             We are a medical information company that uses technology to assist physicians and nurses to streamline the mass of patient information in a coherent and usable manner. Our clinical information systems are designed for use in hospitals, healthcare delivery organizations and regional and national healthcare authorities. Our corporate mission is to help healthcare professionals practice the best possible medicine, at the point of care.

             We intend to market leading-edge technology solutions for healthcare institutions and authorities. These solutions are designed to save cost, time and reduce adverse drug events (ADE) that kill more than 200,000 patients per year in the United States alone. Our latest generation suite of software modules comprises a fully functional clinical information system (Clinical Information System) that includes the complete electronic medical record (Electronic Medical Record), with a core Computerized Physician Order Entry (CPOE) module. Our Clinical Information System, Electronic Medical Record and CPOE work together to reduce the cost of providing medical care, while dramatically improving the quality and efficiency of healthcare services offered by healthcare institutions.

The EMR

             The EMR is a group of software modules that constitute a comprehensive, state of the art, fully functional Clinical Information System. EMR is an informatics tool that enables the physician to make informed diagnostic and therapeutic decisions at the point of care. The system communicates with existing legacy systems including Admissions (ADT), pharmacy, laboratory, radiology and Picture Archival and Communication Systems (PACS) through Health Language 7 (HL-7) interfaces. Through its interfaces, EMR captures all clinical information available on every hospitalized patient at any given moment, representing the totality of data required by the hospital clinical staff to perform their duties. Healthcare personnel are able to access information culled from a variety of different sources through this single software solution. The EMR has the following functionality:

•
Electronic Medical Record. Our Electronic Medical Record system replaces paper-based activities by doctors and nurses. All patient care is prescribed and documented in an electronic media that may include wireless devices with remote access via an Internet portal. All of a patient’s medical history is securely stored in a central database for easy access by the attending healthcare professionals. The information is accessed through a series of computer workstations placed in every ward, within easy reach of the doctors and nurses responsible for those patients.

•
CPOE.  The CPOE module is a method of giving patient prescriptions and other medical orders in an electronic mode. This form of automation of medical acts has many advantages, such as, the speedy transmission of orders through the hospital, and the elimination of errors due to illegible handwriting. As a result, a CPOE module is believed to contribute to better patient safety. Furthermore, a CPOE module combined with decision support information would contribute to eliminating many common medical errors that occur on a daily basis, such as dosage errors and harmful drug interactions.

•
Clinical Decision Support. EMR decision support helps the physician validate his therapeutic decisions in real time while prescribing medication. This activity is supported by an extensive knowledge base containing thousands of user cases and thousands of decisional algorithms with up to 30 levels of decision support.

•
ADE Prevention. We believe our EMR helps prevent ADE’s which often cause prolonged hospitalization and death. In addition, we believe our system helps reduce medication side-effects and avoid duplication of prescriptions, lab tests and radiology exams by bringing important clinical information to the attention of the physician in real time at the point of care. Through our system, the availability of medical charts is immediate, and can be securely encrypted and transmitted worldwide via the Internet.

•
Medical Audits. The implementation of the EMR in a hospital setting allows for audit of medical procedures and their outcomes. The medical audit mechanism also assures that appropriate regulatory standards are being met. The use of biometric electronic signature provides data security at the highest level.

             EMR Modules

             EMR modules come in four broad classes – administrative/support, nursing, clinical, and the Electronic Medical Record.

•
Administrative module. EMRADMIN is the principal administrative module. It allows users with the appropriate security rights to access screens that may be used to define and modify the basic architectural structure that defines the business rules for the CPOE for the six general order entry types – drugs, labs, IV solutions, image tests, nursing orders, and dressings – as well as special order entry types, such as sliding scales, drug tapers and transfusions. EMRADMIN creates and modifies decision support algorithms that are called at multiple levels in the order entry sequence and operate as background processes and maintains the ward/bed configuration of the institution of a set of diagnoses, a custom set of system requisitions that may be required by the healthcare institution, a set of system user groups and user group rights and a set of system parameters that are used to determine the system configuration. We supply all of the content required for full function of the system at the time of installation. Our customers may modify any of the content at any time in plain language. EMRADMIN is a required module in the setting of a minimal EMR installation.

•
Nursing module. The EMR nursing module (EMRNURSE) integrates all physician/nursing clinical functions at the order entry and clinical data entry levels. EMRNURSE contains a medication administration record that is automatically generated by the EMR according to a rules engine, which translates the physician’s prescription into the date-times for prescription administration. System rules are supplied by EMR at the time of installation and may vary for each individual clinical module. EMRNURSE also contains a plan of care and screen sets that allow for the recording and display of clinical information, including vital signs, glucometer-insulin record, input and output, and pain scale. Additional screens exist for the recording of the nursing history. The healthcare institution’s system administrator, through EMRADMIN, manages the basic structure of EMRNURSE. All of our clinical modules access EMRNURSE. EMRNURSE is a required module in the setting of a minimal EMR installation.

•
Clinical module. The EMR clinical modules broadly correspond to the individual clinical specialty of medicine of the healthcare institution or a particular division or ward of the institution, such as EMRER, EMRSurgeon, EMRPediatrics and EMRICU. All of the patients in a particular ward may be linked to a single module or patients in a given ward may each be attached to different modules in accordance with the patient’s ailment. Each clinical module may have its own set of available drug listings, its own table of order sets and unique decision support algorithms. The look and feel of each clinical module is constant, though modules may contain unique screens, which may not be available elsewhere in the EMR Clinical Information System. For example, EMRER uses unique patient tracking screens; EMRICU, CCU, and ER contain unique results reporting screens. The health care institution’s system administrator, through EMRADMIN, manages the seed content of the clinical modules. At least one clinical module is required in the setting of a minimal EMR installation. Our system includes, as an option, a DICOM viewer embedded in the clinical signs and results reporting screens so that PACS images may be viewed directly within the clinical context of the EMR clinical data display screens.

•
Electronic Medical Record. All clinical modules come with a complete Electronic Medical Record which can be used by physicians, consultants, nursing staff, and paramedical staff to record their admission and progress notes in a coded, menu-driven or free-text format, depending on the preference of the individual user. Clinicians can access all data related to their patient through the Electronic Medical Record. Clinical data entered into the Electronic Medical Record is available to review for the purposes of quality assurance by the clinical staff, administration and, where law permits, may be consulted by the patient.

            Installation and Implementation

            Delivery of an EMR to a customer consists of three broad phases: hardware installation, software implementation and training.

•
Hardware installation. Hardware may be installed by us or the customer’s technical staff according to our specific configuration. The scope of the hardware is determined by the number of beds and wards in the particular healthcare institution, as well as the institution’s physical layout.

•
Software implementation. Our EMR software is configured based on a healthcare institution’s responses to our implementation questionnaire. The information obtained from the questionnaire is used to create the clinical content and populate the production database. Concurrent with managing and preparing this data, HL7 interfaces to other hospital systems such as Pharmacy, Laboratory, ADT and PACS will be designed, developed and tested by EMR and the system suppliers.

•	Costs. Cost of implementation of an EMR can vary between $2 and $20 million depending on the size of the hospital and the nature, and functionality of the selected technology.

•
Training. Training begins well in advance of the installation. EMR has specific training programs for physicians, nurses and other hospital staff. In large hospitals, a pre-determined number of wards will go-live every two weeks until the entire hospital is in full production. EMR training personnel provide on-site support 24 hours per day until the hospital staff can use the system independently.

•
Helpdesk. The EMR helpdesk is available to our customers 24 hours per day, seven days per week for technical and functional assistance. EMR has the ability to monitor and update the system from a remote location.

 Advertising and Brand Recognition

            We have not advertised our products in any public forum or media, nor do we plan to do so. We rely on the quality of the EMR, its high rating by industry analysts and the building of a successful implementation track record with our existing customers to attract potential new customers.

Intellectual Property and Research and Development

            We continue to improve and upgrade our system for better performance and to answer our customers’ specific needs. These development activities are often subcontracted to technical companies that specialize in these fields. All of our research and development work is proprietary to our company. During fiscal 2009, we did not incur any expenses relating to research and development.

            We do not have any patents on our system or modules. We rely on trade secrets laws, confidentiality agreements and other contractual commitments to protect our proprietary research and development efforts and intellectual property. These protections may not be adequate to protect our proprietary interests. We cannot assure you that third party competitors will not obtain access of our technical information and exploit it for their own benefit. In such event, we may not have adequate funds available to prosecute actions to protect or to defend our proprietary rights. If our proprietary interests are divulged to the public and we do not have adequate funds to prevent third parties from using these interests for their own use, we may lose our competitive advantage, which may adversely affect our financial condition.

Our Industry

            Overview

            There are over 15,000 hospitals in western countries, including the United States and Canada, and more than 10,000 hospitals in Europe, which make up most of the potential market for EMRs and other products derived from the EMR proprietary technology platform. According to the Leapfrog Group, relatively few American hospitals have experimented with physician-based clinical support order entry. According to the Hospital Information Management Systems Society (HIMSS) 2004 conference, less than 10% of hospitals have some form of CPOE or decision support. Management believes that between 10% to 15% of hospitals will adopt CPOE systems within the next four years.

Our target market, Canada’s public health care sector is worth more than $150 billion per year. As an enterprise, it would rank number 10 on the Fortune 500. Canada Health Infoway’s vision, the implementation and use of Electronic Health Records (EHR) records for all Canadians by 2016, is expected to deliver $6 to $7 billion in annual benefits.

The benefits of Electronic Health Records implementation as per Canada Health Infoway/Health Canada evaluation is $3.4 Billion per year savings [Inpatient ADE=$1.6 B/yr, Ambulatory ADE = $1.4 B/yr and Post Discharge ADE = $0.4 B/yr]

Through Canada’s Economic Action Plan, the federal government plans to invest up to $500 million in Canada Health Infoway. The funding would be used to support the goal of 50 percent of Canadians having an electronic health record by 2010, to speed up implementation of electronic medical record system in physicians’ offices, and to develop electronic systems that connect points of service (e.g., hospitals, pharmacies and community care facilities). Their secure systems would enable authorized health professionals across the country to access patient records quickly and easily

The Healthcare Information Technology Industry – Recent Developments

      Modern hospitals are under increasing pressure to address mounting evidence of major increases in hospital death due to medical errors and ADE’s. According to the March 2000 report, “To Err is Human”, released by the Washington-based Institute of Medicine, up to 100,000 Americans die each year from adverse drug reactions, half of which it considered preventable. Since 2000, evaluations of deaths from ADE’s have been as high as 200,000 in the United States, 85,000 in England, and 23,000 in Canada.

            Medical literature and recent publications from the HIMSS indicate that the introduction of Electronic Medical Record technology that would replace paper-based medical records could significantly reduce the incidence of ADE’s and help to contain rising medical costs by increasing the productivity of caregivers.

            A coalition of some of America’s largest employers and healthcare purchasers helped to create the Leapfrog Group, a non-profit organization dedicated to promoting information solutions for hospitals. According to the Leapfrog Group, CPOE systems with clinical decision support are deemed to be the core component of an effective clinical information system to replace paper-based records. To date, more than 500 hospitals in the United States have registered with the Leapfrog Group, pledging to move towards the new standards set by the organization for managing healthcare through information technology.

            Modernization of the healthcare system is a major part of the national agenda of most western countries.

In the US for example,  former House Speaker Newt Gingrich has laid out important markers toward an “intelligent health system for the 21st century.” These include:

•	a secure, Web-based networking infrastructure;

•	physicians, hospitals and medical personnel using interoperable Electronic Medical Records;

•	web-based electronic medical records for every American, beginning with seniors enrolled in Medicare.

•	Medicare and financial incentives to encourage doctors to adopt clinical systems and prescribe medication and treatment electronically;

•	mandatory use of Electronic Medical Records by physicians during the next 10 years; and

•
medical databases, starting with the data of people in federal health programs that can be used for outcomes research, to identify participants for clinical trials, to allow real-time reporting of medication problems and health problems to improve care, and accelerate drug development, approval and recalls.

Competition

            An overview of EMR/EHR Competition in Canada and their market share of installations (expressed as percentages) as of November 2009 follows Software vendor Practice Solutions Software Inc. with a market share of ½ of 1%, Healthscreen Solutions Inc. with a market share of 1%.96, P&P Data Systems Inc. with a market share of 1%, xwave with a market share of 1%, Nightingale Informatix Corporation with a market share of 0.072, CLINICARE Corporation with a market share of less than 1%, Jonoke Software Developments Inc. with a market share of 1/2%, McMaster University Department of Family Medicine with a market share of 1/3%, York-Med Systems Inc. with a market share of less than 1/2%, ABELMed Inc. Alpha Global IT Inc., and other minor participants with  negligible (less than 1/3 of 1%)market share.

 Distribution of total EMR licenses in Ontario is approximately 3000 and the combined total of all other provinces are 8389 EMR licenses which makes it a total of 17% of Canadian doctors [11389] who are on either full or partial EMR/EHR system. This confirms a market potential of 83% [66,992 EMR/EHR licenses] going forward in 2010 with an estimated market value of $535,936,000

In the United States there are several large companies that develop and bring to market other forms of electronic medical record and CPOE systems, such as Cerner Corporation, Eclipsys Corporation, IDX System Corporation, HBOC-McKesson Corporation, Epic Systems Corporation, Medical Information Technology Incorporated, Misys Healthcare Systems, and more recently such global giants as General Electric, Siemens, IBM and Bell.

Management believes that integration of our EMR technology will offer customers a far richer integrated medical and clinical content delivered to the doctor at point of care, than any other system in terms of high-priority functionality, EMR is consistently rated among the leaders in all systems of its kind, offering us a significant quality advantage when competing for contracts. In addition, EMR’s Clinical Information System is flexible enough that it can be installed in smaller hospitals that are far less attractive to our major competitors, and tailored to the specific needs and policies of that institution. The EMR also provides a multi-lingual platform which may give us a competitive advantage in the international markets.

Due to the relatively lengthy sales cycle involved in the healthcare information technology industry, and the fact that we are significantly smaller and have less financial resources than our competitors, we face an initial disadvantage in the U.S. market. We will have to continue developing new, dynamic and flexible marketing strategies to remain competitive.

            The healthcare technology industry is constantly undergoing rapid changes, with major software companies, information technology consulting service providers and system integrators, Internet start-ups, and other software companies having the potential to develop specialized healthcare systems to compete with our product. Management feels our success will hinge upon our ability to continue developing and improving our system in a timely fashion, using the success of existing implementations to build a steady customer base and revenue stream while continuing to offer new product lines that meet the technology needs of the market.

            We are also actively developing strategic alliances with partners who offer specialized services within the healthcare industry, such as management consultants, systems integrators, major engineering firms and outsourcing companies.

Our Suppliers

            We depend on a limited number of third parties to manufacture and supply critical components for our products and services. The infrastructure configuration required to run the EMR application in a hospital setting includes products from Microsoft, Oracle, HP, Stratus, Citrix Systems, Verinex Technologies, Digital Persona, IBM, APC Software, NEC and Veritas Software. If any of these third party manufacturers should cease operations or refuse to sell components to us, we may have to suspend or cease operations. We do not have contracts with our suppliers. Supplier commitments are arranged on a project-by-project basis. If our suppliers do not fulfill their obligations, if they stop manufacturing and supplying components critical for our clinical solutions or if the terms for supply, including price, become commercially unreasonable, we may need to search for alternative sources for components. Our search for additional or alternate suppliers could result in significant delays to our system implementation process, added expense and hinder our ability to maintain or expand our business. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively and adversely affect our financial condition.

Government Regulation and Legislation

            EMR is not required to obtain any governmental approvals to operate in the healthcare technology market. However, the current climate of healthcare information technology legislation requires that companies active in the field be constantly vigilant as new industry norms and standards are tabled and finalized. It is important that governments and healthcare authorities continue to recognize the importance of healthcare reform and the use of information systems, since there rests the impetus for change, hence a healthy, growing market. EMR’s products are fully compliant with industry norms established by HIPAA and federal and industry policy makers concerning functionality, programming language, transaction code set, privacy, security and medical content.

In the Canadian context our products would require a preferred vendor status registration based on different provincial regulations which is generally seen as just a routine product and technology registration/endorsement

Employees

            As of March 16, 2010, we had one full-time employee. We believe that our relationship with our employees and consultants is good.

Warranties

We do not issue warranties in connection with our services. All of our third-party products are offered with a warranty provided by the supplier of that product.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us which could cause us to cease operations.

Offices

Our administrative office is located at 2795 Barton Street, East, Unit 5, Hamilton, Ontario, Canada L8E 2J8, our telephone number is (905) 578-3232. We lease this space from Lorranie Salciccioli pursuant to a written lease.  Month to month basis and our monthly rent is $500 inclusive

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

      None.

ITEM 2.	PROPERTIES.

None.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 30, 2009, at a special meeting of shareholders, a majority of outstanding common stock voted to change our name from Printing Components Inc. to Diamond Technologies Inc.   On December 1, 2009, we filed amended articles of incorporation with the Nevada Secretary of State reflecting the change of our name. 15,740,002 shares voted in favor the name change; 980,000 shares voted against the name change; and, zero votes abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “PCOM”. A summary of trading by quarter for 2009 and 2008 is as follows:

Fiscal Year	High Bid	Low Bid
2009
Fourth Quarter 10-1-09 to 12-31-09	$1.25	$0.25
Third Quarter 7-1-09 to 9-30-09	$1.50	$0.20
Second Quarter 4-1-09 to 6-30-09	$0.20	$0.20
First Quarter 1-1-09 to 3-31-09	$0.25	$0.20

Fiscal Year	High Bid	Low Bid
2008
Fourth Quarter 10-1-08 to 12-31-08	$0.50	$0.15
Third Quarter 7-1-08 to 9-30-08	$0.75	$0.25
Second Quarter 4-1-08 to 6-30-08	$1.10	$0.20
First Quarter 1-1-08 to 3-31-08	$4.90	$0.25

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

We have opened our office, purchased furniture and computers, installed phone lines and acquired finished goods for resale. We made no sales in 2009.

Plan of Operation

      The following Plan of Operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document.

      Our plan and focus during the next twelve months include both selling our existing product as well as developing and possibly selling new products.

Our Sales and Marketing Strategy for existing developed products

      As of the date of this report, we have not sold any products, nor do we have any customers.  We hope to initiate operations within the next 90 days.   Our milestones during the next twelve months are:

      1 - Developing our sales organization and marketing the third party products along with our software that bring the data from these products into an EMR system in the major metropolitan areas of Canada

      2 – Simultaneously with the build-up of our sales organization, we will build a product support team that will provide installation, training and customer support.

      3 – Expanding our market from the larger metropolitan areas to the smaller rural and more distant medical facilities.

      Within Canada, we will focus on having a direct sales force to market and sell EMR to walk-in clinics/doctor’s offices, Independent Diagnostic Centers /Independent Health Facilities and hospitals.

      Outside Canada, we may establish commercial partnerships for all of our product candidates in order to accelerate development and marketing in those countries and further broaden our products’ commercial potential.

Our Development and Commercialization Strategy for new products

We intend to initiate sales of our products in our target commercial areas. Our target commercial areas are hospitals, clincs and doctor’s offices .  We expect to focus on marketing our current offering as well as completing product development for our product candidates in order to increase our possibilities for current and future revenue generation.

      Our forward-looking plan envisions applying our copyrighted design and technology to develop three additional products,  to bring to market integrated computer systems that address today’s critical health management needs in epidemic control, medical information flow across borders and provision of heath care in rural and remote areas.

      In addition to our EMR which is ready for production, we have prioritized the following products for completion of development and are listing them in order of priority.

      C&ID-IMS - our Communicable and Infectious Diseases Information Management System technology.

CCG  - our Clinical-Care Globalization technology.

MC-Telehealth - our Mobile Clinic or tele-health technology.

We do not at this time have a definitive timetable as to when we will  complete these intense development efforts.

            We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at December 31, 2009 had a working capital deficiency of $668,302.

      The development and marketing of new medical software technology is capital intensive. We have funded operations to date either through the sale of our common stock or through advances made by our key shareholders.

      We have utilized funds obtained to date for organizational purposes and to commence certain financial transactions. We require additional funding to complete these transactions (including  the purchase of Rophe and related expenses) , expand our marketing and sales efforts   and increasing Diamond’s revenue base.

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

Results of operations
From Inception on December 12, 2006 to December 31, 2009

During the year 2007, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell printing related products.

During the year 2008 we continued sourcing products. We did not sell any products or services.

During the year 2009, we did not sell any products or services. Our loss since inception is $ 757,246. We acquired all of the issued and outstanding shares of common stock of Rophe Medical Technologies, Inc.

Since inception, we sold 5,000,000 pre-dividend shares of common stock to our officers and directors for $50; issued 490,500 pre-dividend shares of common stock at $0.25 per share for a total of $122,625; and issued 83,334 pre-dividend shares of common stock at $0.60 per share for a total of $50,000.

Liquidity and capital resources

As of the date of this report, we have not generated any  revenues from our business operations.

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

On December 31, 2009, we acquired 300 shares of common stock of Rophe Medical Technologies Inc. (Rophe”) which constitute all of the issued and outstanding shares of Rophe common stock in exchange for 3,000,000 restricted shares of our common stock.  Rophe thereby became our wholly owned subsidiary corporation.  On March 16, 2010, the Rophe Acquisition payment terms were amended, the company issued additional 3,000,000 of the Company’s common shares in exchange for $200,000 payable on March 31, 2010 and $250,00 payable on April 30, 2010.

As of December 31, 2009, our total assets were $874,500 in cash, fixed assets and our total liabilities were $671,271 comprised of $ 23,217 in accrued liabilities and $548,054 in accrued officer salaries and other amounts due to officer and shareholders. And $100,000 acquisition of Rophe Medical Technologies Inc.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DIAMOND TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

DIAMOND TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Diamond Technologies Inc.
Hamilton, Ontario, Canada

We have audited the accompanying balance sheet of Diamond Technologies Inc. (the “Company”), formerly known as Printing Components Inc. (a development stage company),  as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 31, 2010

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
ASSETS	2009	2008
Current Assets:
Cash	$2,969	$629

Total Current Assets	2,969	629

Copyrights (Note 6)	865,000	-
Fixed assets, net (Note 5)	6,531	9,674

TOTAL ASSETS	$874,500	$10,303

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accrued liabilities-other	$23,217	$4,500
Accrued officers' salaries	240,000	150,000
Acquisition cost payable (Note 6)	100,000	-
Due to shareholder (Note 4)	308,054	-

Total Current Liabilities	671,271	154,500

Commitments and contingencies (Note 8)	-	-

Stockholders' Deficiency (Note 2)
Preferred stock, $0.00001 par value,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
22,871,502 and 16,721,502 shares issued and outstanding
at December 31, 2009 and 2008, respectively.	229	167
Paid-in-capital	960,246	172,508
Deficit Accumulated during the Development Stage	(757,246)	(316,872)

Total Stockholders' Equity (Deficiency)	203,229	(144,197)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$874,500	$10,303

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2009	2008	2009 (unaudited)

Revenue	$-	$-	$15,887

Cost of Sales:
Inventory – beginning of period	-	5,245	5,245
Purchases	-	-	12,840
Inventory- end of period	-	-	(5,245)
	-	5,245	12,840
Gross Profit	-	(5,245)	3,047

Expenses
Salaries	180,000	-	330,000
Stock compensation	7,500	-	7,500
Professional fees	239,578	37,912	333,402
Travel	133	-	22,850
Rent	5,622	5,572	17,607
Meals and entertainment	360	-	11,506
Bad debts	-	8,555	8,555
Web page design	-	-	8,491
Office	3,124	2,420	7,888
Depreciation	3,144	3,144	5,600
Registration fees	598	1,375	4,298
Bank charges	313	608	1,656
Other	2	939	940
	440,374	60,525	760,293

Net Loss	$(440,374)	$(65,770)	$(757,246)

Basic and diluted net loss per share	$-	$-

Weighted average shares used in calculating
Basic and diluted net loss per share	16,886,297	16,721,502

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2009, 2008, 2007 and the period December 12, 2006 (inception) through December 31, 2006

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Sale of common shares	-	-	15,000,000	1 50	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (unaudited)	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Sale of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Sale of shares	-	-	150,000	2	14,998	-	15,000
Stock compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009	-	$-	22,871,502	$229	$960,246	$(757,246)	$203,229

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	December 31,	to December 31,
	2009	2008	2009 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(440,374)	$(65,770)	$(757,246)
Depreciation	3,144	3,144	7,888
Stock compensation	7,500	-	7,500
Changes in operating assets and liabilities:
Decrease in accounts receivable	-	8,087	-
(Increase)/decrease in inventory	-	5,245	-
Increase/(decrease) in accrued liabilities	108,716	(6,212)	275,504
NET CASH USED BY OPERATING ACTIVITIES	(321,014)	(55,506)	(466,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition	300		300
Purchase of fixed assets	-	-	(14,418)
CASH USED BY INVESTING ACTIVITIES	300	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholders advances (repayments)	308,054	(31,240)	187,675
Proceeds from sales of common stock	15,000	-	295,766
CASH PROVIDED BY FINANCING ACTIVITIES	323,054	(31,240)	483,441

NET INCREASE IN CASH	2,340	(86,746)	2,969

CASH
Beginning of year	629	87,375	-
End of year	$2,969	$629	$2,969

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-	$-
Interest paid	$313	$-	$-

Supplemental disclosure of non-cash investing activities
Accounts payable as partial consideration for asset acquistion	100,000
Common stock issued as partial consideration for asset acquisition	765,300	$-	$-

The accompanying notes are an integral part of these financial statements

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

Organization

Diamond Technologies, Inc., formerly, Printing Components, Inc. (the "DTI"), a development stage company, was incorporated in Nevada on December 12, 2006. The Company offers media, inks, printing, and graphic design services to the large format digital printing industry. The Company's fiscal year ends on December 31st.  On December 31, 2009, the DTI closed an agreement with Rophe Medical Technologies Inc. and its shareholders (collectively “Rophe”) wherein the DTI acquired all of the issued and outstanding shares of common stock of Rophe.  As a result of the Rophe transaction, DTI changed its business focus from selling printing equipment to manufacturing and developing software designed to take medical information from many sources and then depositing it into a single source as an electronic medical record for each patient.

DTI and its subsidiaries – Rophe shall be collectively referred throughout as the “Company”.

Basis of Presentation

The Company complies with United States Accounting Principles (“US GAAP”) guidelines to identify the Company as a development stage enterprise.

Basis of Consolidation

The consolidated financial statements include the accounts of  DTI and its wholly owned subsidiary, Rophe Medical Technologies, Inc.. Significant inter-company transactions have been eliminated in consolidation.

Earnings Per Share

The Company computes earnings per share in accordance with accounting standards of Earnings per Share. Under the provision, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. There were no potentially dilutive common shares outstanding during the period.

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

Copyrights

Copyrights are stated at cost. According to the copyright laws in the United States of America, the life of a copyright is the author’s life plus 70 years, which is determined to be indefinite. The Company will review the value of the copyrights on an annual basis to determine if the value has been impaired.

Impairment of Long-lived Intangible Assets

The Company accounts for impairment of intangible assets in accordance with the accounting standards, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. Management reviewed its long-lived intangible assets and has not recorded any impairment related to these assets for fiscal 2009 or 2008.

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Income Taxes

The Company accounts for income taxes in accordance with accounting standards for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

Financial assets and liabilities recorded on the accompanying balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most United States Government and agency securities).Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

•	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

•	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

•	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

An asset or liability’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Availability of observable inputs can vary and is affected by a variety of factors.  The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a nonrecurring basis as of  December 31, 2009 and 2008 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Year ended	Year Ended
	December 31,	December 31,
Fair Value at:	2009	2008

Level 3
Assets:
Copyright	$865,000	$0

Stock-based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic 718, Compensation—Stock Compensation (ASC 718). Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS (continued)

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

NOTE 2 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On December 12, 2006, the Company issued 15,000,000 shares of common stock, par value $0.00001 per share, to its initial shareholders in exchange for $50 in cash.  In the year ending December 31, 2007, the Company sold 1,471,502 shares of common stock at $0.083333 per share for total proceeds of $122,625 and 250,000 shares of common stock at $0.20 per share for total proceeds of $50,000.

On December 11, 2009, the Company issued 3,000,000 of the Company’s common shares to acquire 100% of the issued and outstanding shares of Rophe Medical Technologies Inc. ("Rophe"). (See note 6).

On December 30, 2009 the Company sold 150,000 shares of its common stock at $0.10 per share to its President for proceeds of $15,000. Because the sale price was below the last stock sale in the public market of $0.15 per share, the Company considered $7,500 as compensatory and expensed the amount as Stock based  Compensation with a corresponding credit to Paid-in-capital.

On March 16, 2010, the Rophe Acquisition payment terms were amended, the Company issued additional 3,000,000 of the Company’s common shares in exchange for $200,000 payable on March 31, 2010 and $250,000 payable on April 30, 2010. (See note 6)

Stock spit

On February 8, 2008 the Board of Directors approved a three-for-one stock split effective February 25, 2008.  All references in the financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of the February 25, 2008 stock split.

NOTE 3 – RELATED PARTY TRANSACTIONS

A shareholder/officer has provided funding to pay for the initial operating expenses of the Company. The amount of $48,053 was provided to the company in supporting company’s operation for the year ended December 31, 2009.

NOTE 4 – DUE TO SHAREHOLDER

Amounts due to officer/shareholder are non-interest bearing and pay on demand.

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 – FIXED ASSETS

	2009	2008

Furniture	8,694	8,694
Computers	5,724	5,724

Total Fixed assets	14,418	14,418
Less accumulated depreciation	(7,887)	(4,744)

Fixed assets - net	$6,531	$9,674

Depreciation expense for the years ended December 31, 2009 and 2008 was $3,144 and $3,144, respectively.

NOTE 6 – ROPHE ACQUISITION

On December 11, 2009, an agreement was entered into by the Company to acquire 100% of the issued and outstanding shares of Rophe Medical Technologies Inc. ("Rophe") for cash consideration of $1,200,000 and 3,000,000 of the Company’s common shares (the “Rophe Acquisition”). The $1,200,000 is payable as follows: $50,000 within 30 days of the date of the agreement; $200,000 on March 31, 2010; $250,000 on April 30, 2010; $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,333 on launch of Project 3.   This transaction was closed on December 31, 2009.

On March16, 2010, the Rophe Acquisition payment terms were amended as follows:
a.	$50,000 that was due by January 30, 2010 is to be paid $35,000 by March 5, 2010, and $15,000 by March 31, 2010.
b.
$200,000 that was due on March 31, 2010, and $250,000 that was due on April 30, 2010; of the total of $450,000, $400,000 was converted to 3,000,000 shares of common stock on March 16, 2010 and the remaining balance of $50,000 is payable March 31, 2010.

The total acquisition price excluding contingent payment of $865,000 was allocated to the Copyrights obtained in the acquisition which was the only asset of Rophe.

NOTE 7 – INCOME TAXES

The components of the Company’s tax provision were as follows:

	December 31,
	2009	2008
Current income tax expense (benefit)	$(148,000)	$(12,000)
Deferred income tax	148,000	12,000
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
	2009	2008
Net operating loss carry forward	$243,000	$95,000
Valuation allowance	(243,000)	(95,000)
Net deferred tax asset	$-	$-

Net operating loss carry forwards totaled approximately $751,000 at December 31, 2009.  The net operating loss carry forwards will begin to expire in the year 2027 if not utilized.  After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2009 due to uncertainty of realizing the deferred tax assets.

Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company currently rents office space on a month to month basis. Rent expense for the years ended December 31, 2009 and 2008 were $5,622 and $5,572, respectively.

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

On October 21, 2009, we terminated Kempisty & Company, Certified Public Accountants, P.C. at 15 Maiden Lane, Suite 1003, New York, New York 10038, as our independent registered public accounting firm.  The decision to dismiss Kempisty & Company, Certified Public Accountants, P.C.   as our independent registered public accounting firm was approved by our Board of Directors on October 21, 2009.   Except as noted in the paragraph immediately below, the reports of Kempisty & Company, Certified Public Accountants, P.C. ’s financial statements for the years ended December 31, 2008 and 2007 and for the period January 1, 2009 through June 30, 2009 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Kempisty & Company, Certified Public Accountants, P.C.  on our financial statements as of and for the years ended December 31, 2008 and 2007 and for the period January 1, 2009 through June 30, 2009 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

During the years ended December 31, 2008 and 2007 and for the period January 1, 2009 through June 30, 2009, and through October 26, 2009 we have not had any disagreements with Kempisty & Company, Certified Public Accountants, P.C.  on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Kempisty & Company, Certified Public Accountants, P.C. ’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended December 31, 2008 and 2007, and through October 26, 2009, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On October 26, 2009, we delivered a copy of this report to Kempisty & Company, Certified Public Accountants, P.C..  Kempisty & Company, Certified Public Accountants, P.C.  issued its response.  The response stated that it agreed with the foregoing disclosure.  A copy of Kempisty & Company, Certified Public Accountants, P.C.’s response was attached to our Form 8-K filed with the SEC on October 27, 2009.

New independent registered public accounting firm

On October 21, 2009, we engaged Malone & Bailey, P.C., 10350 Richmond Avenue, Suite 800, Houston, Texas 77042 an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Malone & Bailey, P.C. on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with Malone & Bailey, P.C. regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Malone & Bailey, P.C.  concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2009.

   We have not taken any steps to remedy the foregoing material weaknesses.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.  It does have an audit committee comprised of the board of directors.

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
Vince Leitao	48	President, Principal Executive Officer,
2795 Barton Street, East Unit 5, Hamilton ON L8E 2J8		and a Director

Mary Kricfalusi	47	Secretary and a member of the board of
2795 Barton Street, East Unit 5, Hamilton ON L8E 2J8		directors

Leonard Steinmetz	58	treasurer, principal financial officer, and
2795 Barton Street, East Unit 5, Hamilton ON L8E 2J8		principal accounting officer and as a member of the board of directors

John Cecil	48	Director
2795 Barton Street, East Unit 5, Hamilton ON L8E 2J8

Samuel Baker	74	Director
2795 Barton Street, East Unit 5, Hamilton ON L8E 2J8

Background of officers and directors

On October 27, 2009, Vince Leitao was appointed our president, principal executive officer and a director.  Since September 2006, Mr. Leitao has been president of Goapharma Canada, Inc., located in Markham, Ontario, Canada which he founded.  Goapharma Canada Inc. is engaged in the business of producing and marketing specialty dermatology products for psoriasis and eczema.  From May   2004 to August 2006, Mr. Leitao was vice president of sales for Genpharm/Gennium Pharma divisions of E. Merck, Damsdart.   From January 2001 to April 2004, Mr. Leitao was a director – sales for Genpharm and from April 1999 to December 2000, he served as a sales representative with Genpharm.

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

            On December 31, 2009, John Cecil was appointed to our board of directors.  Since December 2003 John Cecil has been the president of Rophe Medical Technologies Inc., in Toronto, Canada.  He is responsible for its research and development and the design and copyright of the company’s technology.  From May 2008 to April 2009 Mr. Cecil was the Senior Healthcare Solutions Architect at SUN Microsystems Canada Inc., in Toronto, Canada, a publicly traded company listed on the NASDAQ under the symbol JAVA.  He was responsible for Innovative product positioning by workshops / white board sessions with stakeholders of the customer to increase business value and support sales in revenue growth and design innovative technology solutions.  From April 2007 to May 2008, Mr. Cecil was the Healthcare Director at Satyam Computer Service Ltd., in Toronto, Canada, a publicly traded compay listed on teh NYSE under the symbol SAY.  He managed healthcare consulting practices and services.

            On December 31, 2009, Samuel Baker was appointed to our board of directors.  Since October 1997 Samuel R. Baker has been the Senior Lawyer at Baker Law Firm in Toronto, Canada. Since September 2008, Mr. Baker has been the director of Arehada Mining Limited.  Arehada Mining Limited operates a lead/zinc mine in Inner Mongolia, China.  It is a public company traded on the Toronto Stock Exchange, ticker symbol AHD.

On December 31, 2009, Leonard Steinmetz was appointed our treasurer, principal financial officer, and principal accounting officer and as a member of the board of directors.  From January 2009 to December 2009 Leonard A Steinmetz was the Director of Risk and Regulatory Consulting for SMCI, Ltd., in New York, New York.  He was responsible for advising banking and capital markets clients on key technologies and issues for their risk and regulatory functions.  From August 2004 to August 2008, Mr. Steinmetz served as a Senior Manager at Deloitte & Touche, LLP, in New York, New York.  He advised clients on Anti-money laundering and Entreaties risk management issues and technologies.

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

Audit Committee and Charter

We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. Three of our directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to our 2007 Form 10-K.

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

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal years 2008 and 2007, no officer or director except one director failed to file their Form 3, 4 and 5 on a timely basis.  Mr. Gandhi, our former Treasurer, Principal Financial Officer and Principal Accounting Officer, did not file his Form 3 until March 26, 2009.  On August 12, 2008, Mr. Gandhi purchased 119,700 common shares.  Vince Leitao,  Samuel Baker, and John Cecil all failed to file Form 3s and have not done so as of the date of this report.

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
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

Vince Leitao	2009	0	30,000	7,500	0	0	0	0	37,500
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Mary Kricfalusi	2009	0	150,000	0	0	0	0	0	150,000
Secretary	2008	0	0	0	0	0	0	0	0
	2007	60,000	0	0	0	0	0	0	60,000
Leonard Steinmetz	2009	0	0	0	0	0	0	0	0
Treasurer	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0
Vinod Gandhi	2009	0	20,000	0	0	0	0	0	20,000
Treasurer	2008	0	0	0	0	0	0	0	0
Resigned (12-31-09)	2007	0	0	0	0	0	0	0	0

Herb Adams	2009	0	150,000	0	0	0	0	0	150,000
President	2008	0	0	0	0	0	0	0	0
Resigned (10/27/09)	2007	60,000	0	0	0	0	0	0	60,000

John Dow	2009	0	0	0	0	0	0	0	0
Treasurer	2008	0	0	0	0	0	0	0	0
Resigned (05/26/08)	2007	30,000	0	0	0	0	0	0	30,000

Laurene Rogers	2009	0	0	0	0	0	0	0	0
Treasurer	2008	0	0	0	0	0	0	0	0
Resigned (07/10/08)	2007	0	0	0	0	0	0	0	0

            The above salaries accrued from 2007 have not been paid as of yet to this date and the above bonuses have been accrued and not paid as of this date.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year December 31, 2009.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)

Vince Leitao	0	0	0	0	0	0	0

Mary Kricfalusi	0	0	0	0	0	0	0

John Cecil	0	0	0	0	0	0	0

Samuel Baker	0	0	0	0	0	0	0

Vinod Gandhi Resigned (12-31-09)	0	0	0	0	0	0	0

Herb Adams Resigned (10/27/09)	0	0	0	0	0	0	0

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

Name and Address Beneficial Owner [1]	Number of Shares Owned	Percentage of Ownership

Vince Leitao	150,000	0.75%
2795 Barton Street, East Unit 5, ON L8E 2J8

Mary Kricfalusi	6,000,000	30.19%
2795 Barton Street, East Unit 5, ON L8E 2J8

Leonard Steinmetz	0	0.00%
2795 Barton Street, East Unit 5, ON L8E 2J8

Samuel Baker	600,000	3.02%
2795 Barton Street, East Unit 5, ON L8E 2J8

John Cecil	2,400,000	12.08%
2795 Barton Street, East Unit 5, ON L8E 2J8

All Officers and Directors as A Group (5 persons)	9,150,000	46.04%

Herb Adams	5,950,000	29.94%
22 Daffodil Cresent Ancaster, Ontario Canada L9K 1A3 (Resigned 10/27/09)

John Dow	3,000,000	15.10%
261 Penn Drive Burlington, Ontario Canada L7N 2B9 (Resigned 7/10/2008)

[1]
The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]   Includes 300,000 shares of common stock owned by Carol Baker, the wife of Samuel Baker.

[3]   Includes 1,200,000 shares of common stock owned by Grace Cecil, the wife of John Cecil.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In December 2006, we issued a total of 5,000,000 shares of pre-dividend restricted common stock to Herb Adams, Mary Kricfalusi, and John Dow our officers and directors in consideration of$50. On June 25, 2007, we completed our public offering of 490,500 pre-dividend shares of common stock and raised $122,625. On December 28, 2007, we sold 83,334 pre-dividend restricted shares of our common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended at an offering price of $0.60 per share for cash proceeds of $50,000. A stock dividend was declared on February 11, 2008, wherein two additional common shares were issued for each one common share issued and outstanding as at February 25, 2008.

On December 30, 2009 we sold 150,000 restricted shares of common stock at $0.10 per share to our President for proceeds of $15,000.

On December 11, 2009, an agreement was entered into by the Company to acquire 100% of the issued and outstanding shares of Rophe Medical Technologies Inc. ("Rophe") for cash consideration of $1,200,000 and 3,000,000 restricted shares of the Company’s common stock. This transaction was closed December 31, 2009, we issued 3,000,000 restricted shares of our common stock valued at $450,000, $0.15 per share. of these shares 1,200,000 shares went to John Cecil one of our directors, 1,200,000 shares to John’s wife Grace Cecil, 300,000 shares to Samuel Baker one of our directors and 300,000 to Samuel Baker’s  wife Carol Baker .

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2009	$7,500	Malone & Bailey, P.C.
2009	$6,450	Kempisty & Company, Certified Public Accountants, P.C.
2008	$10,845	Kempisty & Company, Certified Public Accountants, P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$		Malone & Bailey, P.C.
2009	$		Kempisty & Company, Certified Public Accountants, P.C.
2008		$-0-	Kempisty & Company, Certified Public Accountants, P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$		Malone & Bailey, P.C.
2009	$		Kempisty & Company, Certified Public Accountants, P.C.
2008		$-0-	Kempisty & Company, Certified Public Accountants, P.C.

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$		Malone & Bailey, P.C.
2009	$		Kempisty & Company, Certified Public Accountants, P.C.
2008		$-0-	Kempisty & Company, Certified Public Accountants, P.C.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	03-05-07	3.1

3.2	Bylaws.	SB-2	03-05-07	3.2

4.1	Specimen Stock Certificate.	SB-2	03-05-07	4.1

10.1	Lease Agreement	SB-2	03-05-07	10.1

10.2	Agreement with Rophe Medical Technologies Inc.				X
	(December 11, 2009)

10.3	Amended Agreement with Rophe Medical Technologies Inc.				X
	(December 18, 2009)

10.4	Amended Agreement with Rophe Medical Technologies Inc.				X
	(March 16, 2010)

14.1	Code of Ethics.	10-K	4-15-08	14.1

21.1	List of Subsidiary Corporations				X

31.1	Certification of Principal Executive Officer				X
	pursuant to 15d_15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d_15(e),promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1	Audit Committee Charter.	10-K	4-15-08	99.1

99.2	Disclosure Committee Charter.	10-K	4-15-08	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2010.

DIAMOND TECHNOLOGIES INC.
BY: BY:	VINCE LEITAO Vince Leitao, President and Principal Executive Officer LEONARD STEINMETZ Leonard Steinmetz, Treasurer, Principal Financial Officer, Principal Accounting Officer.

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

VINCE LEITAO	President, Principal Executive Officer, and	March 30, 2010
Vince Leitao	a member of the Board of Directors.

MARY KRICFALUSI	Secretary and a member of the Board of	March 30, 2010
Mary Kricfalusi	Directors

LEONARD STEINMETZ	Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of	March 30, 2010
Leonard Steinmetz	Directors

JOHN CECIL	Member of the Board of Directors	March 30, 2010
John Cecil

SAMUEL BAKER	Member of the Board of Directors	March 30, 2010
Samuel Baker

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	SB-2	03-05-07	3.1

3.2	Bylaws.	SB-2	03-05-07	3.2

4.1	Specimen Stock Certificate.	SB-2	03-05-07	4.1

10.1	Lease Agreement	SB-2	03-05-07	10.1

10.2	Agreement with Rophe Medical Technologies Inc.				X
	(December 11, 2009)

10.3	Amended Agreement with Rophe Medical Technologies Inc.				X
	(December 18, 2009)

10.4	Amended Agreement with Rophe Medical Technologies Inc.				X
	(March 16, 2010)

14.1	Code of Ethics.	10-K	4-15-08	14.1

21.1	List of Subsidiary Corporations				X

31.1	Certification of Principal Executive Officer				X
	pursuant to 15d_15(e), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 15d_15(e),promulgated under the Securities and Exchange Act of 1934, as amended.				X

32.1	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

32.2	Certification pursuant to 18 U.S.C. Section 1350, as				X
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

99.1	Audit Committee Charter.	10-K	4-15-08	99.1

99.2	Disclosure Committee Charter.	10-K	4-15-08	99.2