Form 10-Q
period 2010-03-31
Diamond Technologies Inc.
filed 2010-05-17
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

DIAMOND TECHNOLOGIES INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

2795 Barton Street, East
Unit 5
Hamilton, Ontario
Canada L8E 2J8
 (Address of principal executive offices, including zip code.)

(905) 578-3232
 (telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ]     NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  24,005,166 as of May 14, 2010.

PART I – FINANCIAL INFORMATION

 ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

DIAMOND TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F-4

NOTES TO FINANCIAL STATEMENTS	F-5 – F-8

DIAMOND TECHNOLOGIES, INC. (A Development Stage Company)
Consolidated Balance Sheets (Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Current asset:
Cash and cash equivalents	$4,566	$2,969
Total Current Asset	4,566	2,969

Copyrights	865,000	865,000
Fixed assets, net	5,744	6,531

TOTAL ASSETS	$875,310	$874,500

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
Accrued liabilities - other	$25,561	$23,217
Due to officers and directors	240,000	240,000
Acquisition cost payable	66,502	100,000
Due to shareholder	267,742	308,054

Total Current liabilities	599,805	671,271

Shareholders' Equity
Preferred Stock, $0.00001 par value,
none issued and outstanding	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized
24,005,166 and 22,871,502 and shares issued and outstanding at
March 31, 2010 and December 31, 2009	241	229
Paid-In-Capital	1,130,284	960,246
Deficit Accumulated during the Development Stage	(855,020)	(757,246)

Total Shareholders' Equity	275,505	203,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$875,310	$874,500

The accompanying notes are an integral part of these financial statements.

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			December 12
			2006
	Three Month	Three Month	(inception) to
	Ended	Ended
	March 31, 2010	March 31, 2009	March 31,2010

Revenue:	$-	$-	$15,887

Cost of Sales:
Inventory - beginning of period	-	-	5,245
Purchases	-	-	12,840
Inventory - end of period	-	-	(5,245)
	-	-	12,840
Gross Profit	-	-	3,047

Expenses:
Compensation office and directors	-	-	330,000
Stock Compensation			7,500
Consulting fees	27,360	-	27,360
Professional Fees	65,111	-	398,513
Travel	-	13,760	22,850
Rent	-	1,590	17,607
Meals and entertainment	-	-	11,506
Bad debts	-	-	8,555
Office	1,416	97	9,304
Misc Expenses	300		300
Depreciation	786	786	6,386
Web page design	1,420	-	9,912
Registration fees	-	-	4,298
Bank charges	364	151	2,020
Exchange	1,016	66	1,956
	97,773	16,450	858,067

Net Loss	$(97,773)	$(16,450)	$(855,020)

Basic and diluted net income per share	$-	$-

Weighted average shares used in calculating
Basic and diluted net loss per share	24,005,166	16,721,502

The accompanying notes are an integral part of these financial statements.

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	Three Month	Three Month	December 12, 2006
	Ended	Ended	(inception) to
	March 31, 2010	March 31, 2009	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(97,773)	$(16,450)	$(855,020)
Adjustments to reconcile net income to cash used
By operating activities
Depreciation	786	786	8,674
Stock Compensation	-		7,500
Changes in operating assets and liabilities
Decrease in accounts receivable	-	-	-
Increase/(decrease) in accrued liabilities - other	2,345	8,711	277,849
Decrease/(increase) in acquisition costs payable	(33,499)	-	(33,499)
NET CASH USED BY OPERATING ACTIVITIES	(128,141)	(6,951)	(594,496)

CASH FLOWS FROM INVESTING ACTIVITIES:
Asset acquisition			300
Purchase of fixed assets	-	-	(14,418)
CASH USED BY INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholders advances (repayments)	(40,312)	10,799	255,454
Proceeds from sale of common stock	170,050	-	357,726
CASH PROVIDED BY FINANCING ACTIVITIES	129,738	10,799	613,180

NET INCREASE (DECREASE) IN CASH	1,597	3,848	4,566

CASH
Cash - Beginning of period	2,969	629	-
Cash - End of period	$4,566	$4,477	$4,566

Supplemental Disclosure of Cash Flow Information
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash Investing and Financing Activities:
Accounts payable as partial consideration for asset acquisition	$-	$-	$100,000
Common stock issued as partial consideration for asset acquisition	$-	$-	$765,300

The accompanying notes are an integral part of these financial statements.

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2010

NOTE 1 - BASIS OF PRESENTATION

Basis of Presentation

The accompanying unaudited financial statements of Diamond Technologies, Inc. (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These consolidated financial statements should be read in conjunction with the audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC on March 31, 2010.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.  Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended December 31, 2009 as reported in the 10-K have been omitted.

NOTE 2 – GOING CONCERN

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

Between Jan 23, 2010 and March 4, 2010 we sold 1,133,664 restricted shares of the Company’s common stock at an offering price of $0.15 per share for gross proceeds of $170,050.

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

We are a medical information company that uses technology to assist physicians and nurses to streamline patient information in a coherent and usable manner. Our software is designed to take patient medical information from many sources and deposit it into a single source as electronic medical records(EMR) for each patient.  In addition to our EMR product, we have three early stage products for which we plan to evaluate partnership opportunities in order to further develop and commercialize them.

      Our plan and focus during the next twelve months includes  selling our existing product as well as developing and possibly selling new products.

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

Our Development and Commercialization Strategy for new products

We intend to initiate sales of our products in our target commercial areas. Our target commercial areas are hospitals, clinics and doctor’s offices.  We expect to focus on marketing our current offering as well as completing product development for our product candidates in order to increase our possibilities for current and future revenue generation.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at March 31, 2010 had a working capital deficiency of $595,239.

The development and marketing of new medical software technology is capital intensive. We have funded operations to date either through the sale of our common stock or through advances made by our key shareholders.

We have utilized funds obtained to date for organizational purposes and to commence certain financial transactions. We require additional funding to complete these transactions (including the purchase of Rophe and related expenses), expand our marketing and sales efforts   and increasing Diamond’s revenue base.

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

Results of operations
From Inception on December 12, 2006 to March 31, 2010.

During the year 2007, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell printing related products.

During the year 2008 we continued sourcing products. We did not sell any products or services.

During the year 2009, we did not sell any products or services. Our loss since inception is $757,246. We acquired all of the issued and outstanding shares of common stock of Rophe Medical Technologies, Inc.

Since inception, we sold 5,000,000 pre-dividend shares of common stock to our officers and directors for $50; issued 490,500 pre-dividend shares of common stock at $0.25 per share for a total of $122,625; and issued 83,334 pre-dividend shares of common stock at $0.60 per share for a total of $50,000. We sold 150,000 shares of common stock to our President for $15,000. We exchanged 3,000,000 shares of common stock to Rophe Medical Technologies Inc. for 300 common shares of Rophe. We issued 3,000,000 shares of common stock to Rophe in exchange for $200,000 payable to Rophe on March 31, 2010 and $200,000 of the $250,000 payable to Rophe on April 30, 2010. We sold 1,133,664 shares of common stock at $0.15 per share for a total of $170,050.

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

On December 31, 2009, we acquired 300 shares of common stock of Rophe Medical Technologies Inc. (Rophe”) which constitute all of the issued and outstanding shares of Rophe common stock in exchange for 3,000,000 restricted shares of our common stock.  Rophe thereby became our wholly owned subsidiary corporation.  On March 16, 2010, the Rophe Acquisition payment terms were amended, the company issued additional 3,000,000 of the Company’s common shares in exchange for $200,000 payable on March 31, 2010 and $200,000 of the $250,000 payable on April 30, 2010.

Between Jan 23, 2010 and March 4, 2010 we sold 1,133,664 restricted shares of the Company common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended at an offering price of $0.15 per share we raised $170,050.

As of March 31, 2010, our total assets were $875,310 in cash, fixed assets and copyrights and our total liabilities were $599,805 comprised of $25,561 in accounts payable, $507,741 in accrued officer salaries and other amounts due to officer and shareholders, and $66,502 in acquisition cost payable.

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

ITEM 5.          OTHER INFORMATION

Between Jan 23, 2010 and March 4, 2010 we sold 1,133,664 restricted shares of the Company common stock pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended, at an offering price of $0.15 per share and we raised $170,050.  We failed to report the foregoing sale of unregistered equity securities on Form 8-K within four business days of March 4, 2010 and are disclosing the same herein.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 17th day of May, 2010.
DIAMOND TECHNOLOGIES INC.

BY:	VINCE LEITAO
Vince Leitao President, Principal Executive Officer, and a member of the Board of Directors.

BY:	LEONARD STEINMETZ
Leonard Steinmetz Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.