Form 10-Q
period 2010-06-30
Diamond Technologies Inc.
filed 2010-08-23
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 24,005,166 as of August 23 , 2010.

PART I – FINANCIAL INFORMATION

 ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)

DIAMOND TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$2,216	$2,969

Total Current Assets	2,216	2,969

Copyrights	865,000	865,000
Fixed assets, net	4,964	6,531

TOTAL ASSETS	$872,180	$874,500

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$71,130	$23,217
Due to officers and directors	240,000	240,000
Acquisition cost payable	66,502	100,000
Officers' compensation payable	158,219	-
Due to shareholders	279,244	308,054

Total Current Liabilities	815,095	671,271

Shareholders' Equity
Preferred stock, $0.00001 par value,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000.000 shares authorized
24,005,166 and 22,871,502 shares issued and outstanding at
June 30, 2010 and December 31, 2009	240	229
Additional paid-in capital	1,130,285	960,246
Deficit accumulated during the development stage	(1,073,440)	(757,246)

Total Shareholders' Equity	57,085	203,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$872,180	$874,500

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		December 12, 2006
	June 30,		June 30,		(inception) to
	2010	2009	2010	2009	June 30, 2010

Revenues	$-	$-	$-	$-	$15,887

Cost of Sales
Inventory - beginning of period	-	-	-	-	5,245
Purchases	-	-	-	-	12,840
Inventory - end of period	-	-	-	-	(5,245)
Total Cost of Sales	-	-	-	-	12,840

Gross Profit	-	-	-	-	3,047

Operating Expenses
General and administrative	217,446	8,028	313,417	23,627	1,064,882
Depreciation and amortization	781	786	1,567	1,572	9,455
Total Operating Expenses	218,227	8,814	314,984	25,199	1,074,337

Loss from Operations	(218,227)	(8,814)	(314,984)	(25,199)	(1,071,290)

Other Expenses
Interest Expense	(194)	-	(194)	-	(194)
Exchange Gains/(Losses)	-	54	(1,016)	(12)	(1,956)
Total Other Income/(Expenses)	(194)	54	(1,210)	(12)	(2,150)

Net Loss	$(218,421)	$(8,760)	$(316,194)	$(25,211)	$(1,073,440)

Basic and diluted net income per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)	$

Basic and Diluted Weighted Average Shares	24,005,166	16,721,502	23,828,049	16,721,502

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		December 12, 2006
	June 30,		(inception) to
	2010	2009	June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(316,194)	$(25,211)	$(1,073,440)
Adjustment to reconcile net loss to cash used in
operating activities:
Depreciation	1,567	1,572	9,455
Stock Compensation	-	-	7,500
Changes in operating assets and liabilities:
Increase/(Decrease) in accounts payable and accrued liabilities	47,913	14,045	323,417
Increase/(Decrease) in officers' compensation payable	158,219	-	158,219
Increase/(Decrease) in acquisition cost payable	(33,498)	-	(33,498)
NET CASH USED IN OPERATING ACTIVITIES	(141,993)	(9,594)	(608,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Asset acquisition	-	-	300
Purchase of fixed assets	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholders advances/(repayments)	(28,810)	10,799	266,956
Proceeds from sale of common stock	170,050	-	357,725
NET CASH PROVIDED BY FINANCING ACTIVITIES	141,240	10,799	624,681

NET INCREASE/(DECREASE) IN CASH	(753)	1,205	2,216

CASH - BEGINNING OF PERIOD	2,969	629	-
CASH - END OF PERIOD	$2,216	$1,834	$2,216

Supplemental Disclosures of Cash Flow Information
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Amounts and disclosures for the three and six months ended June 30, 2010 and 2009 are unaudited)

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

Between Jan 23, 2010 and March 4, 2010, the Company sold 1,133,664 restricted shares of the Company’s common stock at an offering price of $0.15 per share for gross proceeds of $170,050.

NOTE 4 – SUBSEQUENT EVENTS

On August 18, 2010, the Company sold 13,500,000 shares of the Company’s common stock at $0.0001 per share for gross proceeds of $1,350 to the directors of the Company.

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

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay out bills. This is because we have not generated substantial revenues and do not anticipate generating on-going revenue until we  can complete lease agreements for the acquisition of office facilities, build out our technology infrastructure and complete our marketing collateral and branding efforts.

Plan of Operation

The following Plan of Operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document.

We are a Medical information company that uses technology to assist physicians and healthcare providers to streamline patient information in a coherent and usable manner. Our software is designed to take patient medical information from many sources and deposit it into a single source as electronic medical records (EMR) for each patient.  In addition to our EMR product, we have three early stage products for which we plan to evaluate partnership opportunities in order to further develop and commercialize them.

Our plan and focus during the next twelve months includes selling our existing products as well as developing and possibly selling new products.

Our Sales and Marketing Strategy for existing developed products

As of the date of this report, we have not sold any products, nor do we have any customers.  We hope to initiate operations within the next 90 days.  Our milestones during the next twelve months are:

   1 - Developing our sales and marketing organization for the third party products along with our software that bring the data from these products into an EMR system in the major metropolitan areas of Canada

   2 – Simultaneously with the build-up of our sales and marketing organization, we will build a product support team that will provide installation, training and customer support.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at June 30, 2010 had a working capital deficiency of $812,879.

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

Results of operations

Revenues

      We did not generate any revenues during the three and six months ended June 30, 2010 or 2009. From our inception on December 12, 2006 to June 30, 2010 we generated $15,887 in revenues.

Expenses

      During the three months ended June 30, 2010 we incurred total expenses of $218,421, including $158,219 in salaries, $781 in depreciation, $56,585 in professional fees, and $2,836 in other expenses, whereas during the three months ended June 30, 2009 we incurred total expenses of $8,760, including $786 in depreciation, $5,677 in professional fees, and $2,297 in other expenses,. The increase in our expenses for the three months ended June 30, 2010 was primarily due to a increase in officers’ compensation and professional fees.

      During the six months ended June 30, 2010 we incurred total expenses of $316,194, including $158,219 in salaries, $1,567 in depreciation, $149,056 in professional fees, and $7,352 in other expenses, whereas during the six months ended June 30, 2009 we incurred total expenses of $25,211, including $1,572 in depreciation, $19,438 in professional fees, and $4,201 in other expenses. The increase in our expenses for the six months ended June 30, 2010 was primarily due to a increase in officers’ compensation and professional fees.

Net Loss

      During the three months ended June 30, 2010 we did not generate any revenues and we incurred a net loss of $218,421, compared to a net loss of $8,760 during the same period in 2009. Our net loss attributable to professional fees and officers’ compensation in these periods were $214,804 and $5,677, respectively.

      During the six months ended June 30, 2010 we did not generate any revenues and we incurred a net loss of $316,194, compared to a net loss of $25,211 during the same period in 2009. Our net loss attributable to professional fees and officers’ compensation in these periods were $307,275 and $19,438, respectively.

      From our inception on December 12, 2006 to June 30, 2010 we incurred a net loss of $1,073,440, $970,677 of which was officers’ compensation and professional fees. Our professional fees consist of legal, consulting, accounting and auditing fees.

From Inception on December 12, 2006 to June 30, 2010.

During the year 2007, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell printing related products.

During the year 2008 we continued sourcing products. We did not sell any products or services.

During the year 2009, we did not sell any products or services. Our loss since inception is $1,073,440. We acquired all of the issued and outstanding shares of common stock of Rophe Medical Technologies, Inc.

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

As of June 30, 2010, our total assets were $871,880 in cash, fixed assets and copyrights and our total liabilities were $815,095 comprised of $71,130 in accounts payable, $677,463 in accrued officer salaries and other amounts due to officer and shareholders, and $66,502 in acquisition cost payable.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.    CONTROLS AND PROCEDURES.

 Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between Jan 23, 2010 and March 4, 2010 we sold 1,133,664 restricted shares of the Company common stock to 13 individuals pursuant to the exemption from registration contained in Reg. S of the Securities Act of 1933, as amended, at an offering price of $0.15 per share and we raised $170,050.

ITEM 5.    OTHER

Between Jan 23, 2010 and March 4, 2010 we sold 1,133,664 restricted shares of the Company common stock to 13 individuals pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended, at an offering price of $0.15 per share and we raised $170,050.  We failed to report the foregoing sale of unregistered equity securities on Form 8-K within four business days of March 4, 2010 and are disclosing the same herein.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 23rd day of August, 2010.

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