Form 10-Q
period 2010-09-30
Diamond Technologies Inc.
filed 2010-11-22
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

DIAMOND TECHNOLOGIES INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

15 ALLSTATE PARKWAY
Suite 600
Markham, Ontario
Canada L3R 5B4
(Address of principal executive offices, including zip code.)

(416) 246-9997
 (telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
 38,685,166 as of November 22, 2010.

PART I – FINANCIAL INFORMATION

 ITEM 1.                     FINANCIAL STATEMENTS (UNAUDITED)

DIAMOND TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
INDEX

PAGE

BALANCE SHEETS	F-2

STATEMENTS OF OPERATIONS	F-3

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	F-4

NOTES TO FINANCIAL STATEMENTS	F-5 - F7

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,575	$2,969
Cash held in escrow	189,490	-

Total Current Assets	191,065	2,969

Copyrights	865,000	865,000
Fixed assets, net	4,654	6,531

TOTAL ASSETS	$1,060,719	$874,500

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$77,526	$23,217
Acquisition cost payable	56,502	100,000
Officers' compensation payable	562,687	240,000
Due to shareholders	264,837	308,054

Total Current Liabilities	961,552	671,271

Shareholders' Equity
Preferred stock, $0.00001 par value,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000.000 shares authorized
38,685,166 and 22,871,502 shares issued and outstanding at
September 30, 2010 and December 31, 2009	387	229
Additional paid-in capital	4,800,338	960,246
Deficit accumulated during the development stage	(4,701,558)	(757,246)

Total Shareholders' Equity	99,167	203,229

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,060,719	$874,500

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		December 12, 2006
	September 30,		September 30,		(inception) to
	2010	2009	2010	2009	September 30, 2010

Revenues	$-	$-	$-	$-	$15,887

Cost of Sales
Inventory - beginning of period	-	-	-	-	5,245
Purchases	-	-	-	-	12,840
Inventory - end of period	-	-	-	-	(5,245)
Total Cost of Sales	-	-	-	-	12,840

Gross Profit	-	-	-	-	3,047

Operating Expenses
General and administrative	3,626,562	21,721	3,939,979	46,932	4,691,444
Depreciation and amortization	310	-	1,877	-	9,765
Total Operating Expenses	3,626,872	21,721	3,941,856	46,932	4,701,209

Loss from Operations	(3,626,872)	(21,721)	(3,941,856)	(46,932)	(4,698,162)

Other Expenses
Interest Expense	(187)	-	(381)	-	(381)
Exchange Gains/(Losses)	(1,059)	-	(2,075)	-	(3,015)
Total Other Income/(Expenses)	(1,246)	-	(2,456)	-	(3,396)

Net Loss	$(3,628,118)	$(21,721)	$(3,944,312)	$(46,932)	$(4,701,558)

Basic and diluted net income per share	$(0.12)	$(0.00)	$(0.15)	$(0.00)

Basic and Diluted Weighted Average Shares	29,684,514	16,721,502	25,810,131	16,721,502

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		December 12, 2006
	September 30,		(inception) to
	2010	2009	September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,944,312)	$(46,932)	$(4,701,558)
Adjustment to reconcile net loss to cash used in
operating activities:
Depreciation	1,877	2,358	9,765
Stock Compensation	3,373,850	-	3,381,350
Changes in operating assets and liabilities:
Increase/(Decrease) in cash held in escrow	(189,490)	-	(189,490)
Increase/(Decrease) in accounts payable and accrued liabilities	54,309	2,296	329,813
Increase/(Decrease) in officers' compensation payable	322,687	-	322,687
Increase/(Decrease) in acquisition cost payable	(43,498)	-	(43,498)
NET CASH USED IN OPERATING ACTIVITIES	(424,577)	(42,278)	(890,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Asset acquisition	-	-	300
Purchase of fixed assets	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholders advances/(repayments)	(43,217)	41,780	252,549
Proceeds from sale of common stock	466,400	-	654,075
NET CASH PROVIDED BY FINANCING ACTIVITIES	423,183	41,780	906,624

NET INCREASE/(DECREASE) IN CASH	(1,394)	(498)	1,575

CASH - BEGINNING OF PERIOD	2,969	629	-
CASH - END OF PERIOD	$1,575	$131	$1,575

Supplemental Disclosure of Cash Flow Information
Stock Issued for Officers' Compensation	$3,373,850	$-	$-

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

Between Jan 23, 2010 and March 4, 2010, the Company sold 1,133,664 common shares at $0.15 per share for gross proceeds of $170,050.

On August 18, 2010, the Company sold 13,500,000 shares of the Company’s common stock at $0.0001 per share for gross proceeds of $1,350 to the Directors of the Company. The Company recorded $3,373,850 as compensation expense and additional paid in capital.

Between July 1, 2010 and August 3, 2010, the Company sold 1,180,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $295,000. Each share comprised of one warrant.  Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. The exercise price of each warrant is $0.50. The gross proceeds were held in escrow.

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 4 – WARRANTS

Warrant activity for the nine months ended September 30, 2010 is as follows:

		Weighted
		Average
	Number of Warrants	Exercise Price
Balance, December 31, 2009	-	-
Granted	1,180,000	$0.50
Cancelled	-	-
Exercised	-	-
Balance, November 30, 2010	1,180,000	$0.05

The warrants were issued in conjunction with the shares issued to Ontario Inc. and to Lloyd Chiotti, 800,000 and 380,000 warrants, respectively. Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. The exercise price of each warrant is $0.50.

NOTE 5 – COMMITMENTS & CONTINGENCIES

On September 28, 2010, the Company entered into a lease with RCN Management LP to lease an office space. The term of the lease is for thirteen months from October 1, 2010 to March 31, 2012.  Further, terms require that we pay CAD $5,251 (approximately $5,251) per month for the space.  The Company’s commitments for minimum lease payments under the lease are as follows

2010                        $15,753
2011                        $63,012
Thereafter              $15,753
Total                                  $126,024

On November 15, 2010, the Company entered into an agreement with Herb Adams to settle claims by Mr. Adams for certain amount of outstanding debt owed by the Company to Mr. Adams. Under settlement terms, the Company is obligated to pay Mr. Adams the following:

$65,000                    to be satisfied by issuance of 217,000 shares of the Company’s common stock
$6,500                      upon the execution and delivery of the Agreement
$4,000                      after 90days from the date of the agreement
$75,500                                Total

DIAMOND TECHNOLOGIES, INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(unaudited)

NOTE 5 – COMMITMENTS & CONTINGENCIES (CONTINUED)

On November 17, 2010, the Company entered into an agreement with Mary Kricfalusi (former Director and Officer of the Company) to settle claims by Ms. Kricfalusi for certain amount of outstanding debt owed by the Company to Ms. Kricfalusi. Under settlement terms, the Company is obligated to pay Ms. Kricfalusi the following:

$10,000                    upon execution of the agreement
$2,000                      on or before November 27, 2010
$5,000                      on or before December 14, 2010
$5,000                      on or before January 14, 2011
$10,000                    on or before February 14, 2011
$10,000                    on or before March 14, 2011
$10,000                    on or before April 14, 2011
$52,000                                Total

NOTE 6 – SUBSEQUENT EVENTS

On October 25, 2010, the Company completed the sale of 300,000 shares of common stock at $0.25 per share for gross proceeds of $75,000.  Each share comprised of one warrant.  Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. The exercise price of each warrant is $0.50.

On November 15, 2010, the Company entered into an agreement with Herb Adams to settle claims by Mr. Adams for certain amount of outstanding debt owed by the Company to Mr. Adams.

On November 17, 2010, the Company entered into an agreement with Mary Kricfalusi (former Director and Officer of the Company) to settle claims by Ms. Kricfalusi for certain amount of outstanding debt owed by the Company to Ms. Kricfalusi. Ms. Kricfalusi’s employment agreement is terminated and she resigned as Director and Officer of the Company effective immediately.

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

We are considered to be in the development stage, as defined in US Generally Accepted Accounting Principles. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at June 30, 2010 had a working capital deficiency of $812,879.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

Revenues

We did not generate any revenues during the three and nine months ended September 30, 2010 or 2009. From our inception on December 12, 2006 to September 30, 2010 we generated $15,887 in revenues.

Expenses

During the three months ended September 30, 2010 we incurred total expenses of $3,628,118, including $189,042 in salaries, $3,373,850 in stock based compensation, $310 in depreciation, $42,047 in professional fees, and $22,869 in other expenses, whereas during the three months ended September 30, 2009 we incurred total expenses of $21,721. The increase in our expenses for the three months ended September 30, 2010 was primarily due to an increase in officers’ compensation and professional fees.

During the nine months ended September 30, 2010 we incurred total expenses of $3,944,312, including $347,261 in salaries, $3,373,850 in stock based compensation, $1,877 in depreciation, $192,305 in professional fees, and $29,019 in other expenses, whereas during the nine months ended September 30, 2009 we incurred total expenses of $46,932. The increase in our expenses for the nine months ended September 30, 2010 was primarily due to a increase in officers’ compensation and professional fees.

Net Loss

During the three months ended September 30, 2010 we did not generate any revenues and we incurred a net loss of $3,628,118, compared to a net loss of $21,721 during the same period in 2009. Our net loss attributable to professional fees, officers’ compensation, and stock based compensation in these periods were $231,088, $21,721, and $3,373,850, respectively.

During the nine months ended September 30, 2010 we did not generate any revenues and we incurred a net loss of $3,944,615, compared to a net loss of $46,932 during the same period in 2009. Our net loss attributable to professional fees, officers’ compensation, and stock based compensation in these periods were $539,565, $46,932, and $3,373,850 respectively.

From our inception on December 12, 2006 to September 30, 2010 we incurred a net loss of $4,200,860, $1,201,765 of which was officers’ compensation, stock based compensation, and professional fees. Our professional fees consist of legal, consulting, accounting and auditing fees.

From Inception on December 12, 2006 to September 30, 2010

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

Between July 1, 2010 and August 3, 2010, the Company sold 1,180,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $295,000. Each share comprised of one warrant.  Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC.

On August 18, 2010, we sold 13,500,000 shares of the Company’s common stock at $0.0001 per share for gross proceeds of $1,350 to the Directors of the Company.

On October 22, 2010, we sold 300,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $75,000. Each share comprised of one warrant.  Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC.

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

Between July 1, 2010 and August 3, 2010, the Company sold 1,180,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $295,000. Each share comprised of one warrant.  Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC.

On August 18, 2010, we sold 13,500,000 shares of the Company’s common stock at $0.0001 per share for gross proceeds of $1,350 to the Directors of the Company.

On October 22, 2010, we sold 300,000 shares of the Company’s common stock at $0.25 per share for gross proceeds of $75,000. Each share comprised of one warrant.  Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC.

As of September 30, 2010, our total assets were $1,060,719 in cash, fixed assets and copyrights and our total liabilities were $961,552 comprised of $77,526 in accounts payable, $827,524 in accrued officer salaries and other amounts due to officer and shareholders, and $56,502 in acquisition cost payable.

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

PART II. OTHER INFORMATION

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between January 23, 2010 and March 4, 2010 we sold 1,133,664 restricted shares of the Company common stock to 13 individuals pursuant to the exemption from registration contained in Reg. S of the Securities Act of 1933, as amended, at an offering price of $0.15 per share and we raised $170,050.

ITEM 5.                      OTHER.

Between January 23, 2010 and March 4, 2010 we sold 1,133,664 restricted shares of the Company common stock to 13 individuals pursuant to the exemption contained in Reg. S of the Securities Act of 1933, as amended, at an offering price of $0.15 per share and we raised $170,050.  We failed to report the foregoing sale of unregistered equity securities on Form 8-K within four business days of March 4, 2010 and are disclosing the same herein.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 22nd day of November, 2010.

DIAMOND TECHNOLOGIES INC.

BY:	JOHN CECIL
John Cecil President, Principal Executive Officer, and a member of the Board of Directors.

BY:	LEONARD STEINMETZ
Leonard Steinmetz Treasurer, Principal Financial Officer, Principal Accounting Officer and a member of the Board of Directors.

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.