Form 10-K
period 2010-12-31
Kallo Inc.
filed 2011-05-18
CIK 1389034

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

15 Allstate Parkway, Suite 600
Markham, Ontario
Canada L3R 5B4
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [   ]   NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of May 9, 2011: $4,308,367.

At May 9, 2011, 43,083,666, shares of the registrant’s common stock were outstanding.

PART I

ITEM 1.              BUSINESS.

Diamond Technologies Inc. was incorporated in the state of Nevada on December 12, 2006 to engage in the business of selling printing equipment, media, display stands and consumables such as inks (dye, uv, solvent) and ink cartridges.

On December 11, 2009, we entered into an agreement with Kallo Technologies Inc. (formerly known as Rophe Medical Technologies Inc.) and its shareholders (collectively “Rophe”) wherein we acquired all of the issued and outstanding shares of common stock of Rophe in exchange for 3,000,000 restricted shares of our common stock and $1,200,000. As a result of our acquisition of Rophe, we were no longer a “shell company” as that term is defined in Rule 405 of the Securities Act of 1933, as amended.

On or about December 11, 2009, we changed our business focus from selling printing equipment to manufacturing and developing software designed to taking medical information from many sources and depositing it into a single source as an electronic medical record for each patient.

Business Overview

Kallo Inc. is a provider of clinical, administrative, connectivity and information solutions and related professional services that empower hospitals, clinics, physicians and other healthcare providers to deliver highly optimized healthcare services. Our innovative solutions to the healthcare industry helps family physicians and specialist provide urgent / emergency services irrespective of the patients location or condition. Kallo Inc. raises technology to its meaningful use throughout the continuum of care with technology solutions that improve both the quality and efficiency of patient care. We provide technology (software & hardware) packaged as solution to address business issues for hospitals, physicians, Ministries of Health and government and private healthcare organizations for preventive care, acute care, chronic care wellness care and disease management.

Our corporate HQ and data center is located at 15 Allstate Parkway, Markham, Ontario, Canada, has been strategically selected for its access and security. This new facility contains a data center for remote access and backup capabilities for customers and to offer a higher level of security and backup protection. It will also be used as a training center for new users. Fire detection and alarm systems have been employed, along with 24/7 security.

Our Technology

The company has proprietary Copyrighted Technology “EMR Integration Engine” that demonstrate the future direction for integrated solutions as well as current efforts that illustrate interoperability within the continuum of care.

We own copyrighted proprietary technologies, which allow us to accumulate and store medical information from various parts of the health-care system into a single source to be stored as an Electronic Medical Record (EMR) for each patient.   This allows us to bring together data from pharmaceutical, diagnostic and laboratory systems into one place and provides real-time access of a person’s medical information to doctors at the point of care [patient bedside / doctors office] which helps improve patient care and lowers the cost of medical services.

Our Current Product

Our “Best-in-Class” integrated solution clinical and administrative management of the healthcare provider consists of Electronic Medical Record system with Practice management system, Picture Archiving and Communication System (also known as PACS), and Medical device connectivity solution. Our vision in providing this integration solution is to help physicians, clinics and hospital to go filmless and paperless in their operations in the true sense.

Our “Best-in-Class” Integrated Solution consists of three distinct products addressing key technology gaps in the healthcare Clinical and administrative information environment:

1.	EMR – Kallo has exclusive VAR rights on the EMCURX brand owned by Kallo and manufactured by Mountain Medical Technologies Inc.
2.	PACS – Kallo is the Value added reseller for Candelis in Canada and other healthcare projects globally for and integrated solution offering.
3.	Capsule Technologies – Kallo is in the process of negotiating an agreement to be Value added reseller in Canada and other healthcare projects globally for and integrated solution offering.

Our EMR “EMCURX” (Electronic Medical Record system) solutions are designed to enhance physician productivity using tablet PCs, wireless handheld devices and smartphones, or desktop workstations for the purpose of automating the most common physician activities, including prescribing, dictating, ordering lab tests and viewing results, documenting clinical encounters and capturing charges, among others.

Our practice management solutions integrated with the EMR (Electronic Medical Record system) combine scheduling, billing and clinical information in a single package with functionality including rules−based appointment scheduling, multi−resource and recurring appointment features, referral and eligibility indicators, and appointment and claims management.

Communications:
Task Manager EMCURX's unique Task Manager allows you to assign important patient related activity such as radiology and lab orders to support staff and other departments. These activities are user, date, and time stamped and stored in the patients activity log so there is always a “paper trail” without the paper as it relates to the assignment to others within your practice for patient care.

EMCURX has a unique digital prescription module complete with a drug database. It will even support, Drug to Drug, Drug to Herb, Drug to Food, Drug to Lifestyle, Drug to Allergy interactions, Drug Contraindications/Health Issues, Drug Pregnancy Ratings, Drug to Lab indications, Dose Checking, Patient Education Handouts, and Duplicate Therapy checking.

E-Prescribing - Fill out RX forms with just a few taps from a tablet pen, directly on your tablet in just a few seconds and fax them immediately from the patient's chart.

Messaging - EMCURX has a unique internal secure messaging system which supports patient related message activity tracking patient calls and call backs while storing the messages and activity in the patients record, staff to staff messaging throughout the day in real time.

EMCURX supports the receipt of faxes digitally which can then be routed to staff for acknowledgment and sign off before being dropped straight into the patient’s record. All of the documentation and encounter data can also be sent out of the patient record to any fax machine.

Practice Management:

Scheduling - EMCURX allows custom screen views of the daily, weekly, and monthly patient and provider appointment schedules. EMCURX supports user defined appointment types, blocking time by provider by appointment type, real-time patient flow status through the facility, record access right from the schedule, and much more!

Coding - The Ingenix powered coding module supplied with EMCURX Professional and EMCURX Expert is the code books on your screen! It provides all current and relevant E&M, ICD-9, ICD-10, CPT and HCPCS code sets and descriptions complete with CMS fee schedules and policy. LMRP data, NCD data, cross code references, CCI’s, and patient related compliance edits with just a few clicks on our digital Super-Bill form.

Billing and e-remittance EMCURX has the ability to manage Payer contract structures and profiles, uniquely create Patient Statements, Post payments and adjustments (including capitation payments), manage and report Accounts Receivable, and fully integrate with the most popular accounting systems such as Quick Books, Peachtree, or Microsoft Great Plains as well as other ERP and accounting systems.

System Customization:

Custom Form Templates / Design - EMCURX is the only system that allows you to design EHR forms and templates to emulate the physician’s current patient encounter flow process. The EMCURX Form Designer can emulate paper encounter forms which are familiar to the practice staff. This allows the implementation of EMCURX to go smoothly as the charts appear as they always have utilizing the same sections and front to back forms and templates as before. Patient encounters go quicker due to drop down, tick box, and radio button menus replacing the need to write while retaining the appearance of the original form.

Compliance:

HL7 Compliant - EMCURX is a complete Health Level 7 compliant system allowing the standard interface to practice management systems and other applications utilized within your practice. The HL7 message format supports the exchange of clinical data allowing scheduling, patient information, and billing codes to be automatically transferred to other systems or to have that information imported into EMCURX.

HIPAA complaint log:

EMCURX’s activity log for each patients file keeps track of staff activity while working in the patient’s record. You will always have a record of who did what, when, where, and how while working with a patient file. The log displays staff print activity, fax activity, edit activity, form add activity, task activity, message activity, copying activity, and much more!

Imaging Module:

Imaging module - EMCURX has its own Imaging module to allow the scanning of any paper documentation related to the patient directly into the appropriate sections of the system for immediate access. These scanned documents can then be reviewed and edited by the staff as desired including routing internally, faxed, or emailed.

PACS support for storing image files - Images from Radiology labs or devices (such as X-Ray, MRI, Ultrasound, Endoscopy cameras, etc.) can be drag and dropped straight into a patients record. They can then be sized and manipulated, with text or ink capabilities for reference purposes or notation.

Chart Access

Chart Check-out Function - EMCURX is the ONLY system with the ability to allow providers to “check out” a copy of the patients record to a tablet or laptop PC and take it with them offsite for an encounter or charting purposes. EMCURX Chart Check-out allows you to make hospital rounds with all of your patient files at your fingertips including blank encounter forms, scanned documentation, templates, hospital charge slips, e-prescribing capabilities, printing capabilities, and full editing to all information in the patient’s record. When back at the office simply login and sync, and all of your changes to the master copy of the record are automatically saved!

Record Requisition fulfillment

One of the most time consuming functions for staff in Medical Records management is the fulfillment of Record Request under subpoena or by claims adjusters. EMCURX allows you to extract a copy of the “pages” or the entire record of any patient with the click of a button to be encrypted and password protected so it may be emailed as a single file or fax. You may fill a third party request for a patient record while you are still on the phone with them!

Physician Office Management System:

EMCURX PM is a 'User Friendly” Windows based practice management system that utilizes “Point and Click” navigation. Perhaps the most important feature of EMCURX PM is its ability to maximize collections. EMCURX PM has easy to navigate windows and color coding throughout the system to allow for a fast and intuitive learning process. It is offered in ASP, LITE, and Local versions.

Fully Integrated EMR and PM with the EMCURX EMR + PM a practice has all the tools to electronically handle the patient experience. Patients are entered through the “Scheduler” on the PM side, upon checking in for their appointment the patient is moved into the EMR “Queue” for the clinical visit, and upon completion of the visit the pertinent information is transferred to the PM side for claims submission and billing allowing for one seamless process throughout the practice.

PACS (Picture Archiving and Communication System) from Candelis

Candelis a medical informatics company based in Irvine, California, Candelis™ develops innovative, cost-effective solutions for the healthcare IT industry specifically focused on image visualization, workflow, archival and reporting. Candelis provides these solutions in the areas of Mammography, Radiation Therapy/Oncology and General Radiology to hospitals, imaging centers and clinics.

Candelis’ technical leadership has been validated through a number of successful OEM partnerships with top-tier healthcare vendors. The company's latest product offering, ASTRA, has quickly become recognized as a transformational solution. ASTRA leverages the evolution of cloud-based computing and storage to enable the secure, rapid and reliable transfer and sharing of studies, images and reports amongst healthcare facilities.

Candelis’ strategic vision is to provide leading edge technologies and solutions at a fraction of the cost of competing solutions. This operating philosophy has resulted in an accelerated adoption of Candelis products, which has made the company one of the fastest growing companies in the healthcare IT sector

Kallo Inc. has executed a Value added reseller agreement under which Candelis will supply all components of the PACS technology for our Best-in-Class Integrated solutions to our customers.

Kallo has committed to investments on the demo systems, sales and technical support training for our sales team and Technical support team

Our Mobile Medical Clinics in various models based on the care delivery requirements. We currently have six different models in our business plan that will be rolled out on demand.

1.	Multi-specialty & Acute care extension for rural healthcare
2.	Disaster management
3.	Ophthalmology clinic extension to rural areas
4.	HIV/Malaria Monitoring and treatment
5.	Chemotherapy in rural areas
6.	Dialysis in rural areas

Our Mobile Medical Clinics are completely digital in patient information exchange and has a comprehensive and Integrated Delivery Networks capability for integration into any provincial / state / regional information exchange for patient centric management within the local care setting of the country.

Business Development Update

As of the date of this report, we have successfully installed the first of its kind Integrated Electronic Medical Record and Practice Management system (EMCURX) as a Pilot Project in one of the NEXUS Urgent care Clinics owned by NEXUS Health Management Inc. in Ontario, Canada.

Nexus Health Management Inc. is owned by Canadian and US investors and is based in Niagara Falls, Canada. It currently has medical and urgent care clinics in Niagara Falls, Fort Erie and Windsor. Nexus plans to open clinics in Lamington, Chatham, London, Sarnia, Burlington, Toronto, Calgary, Edmonton, Lethbridge and Vancouver and also several other clinics in the USA.

Based on the success of the Pilot EMR project with Kallo's EMCURX, Nexus and Kallo are finalizing an exclusive agreement where Kallo will provide Nexus with all clinical technologies (software and hardware) including EMR, in all their clinics across Canada and USA.

We believe that our approach achieves what has long been the “promise of technology” within healthcare.

Kallo’s EMR is deployed specific to each clinic for a seamless workflow from reception to physicians to billing.

EMR features within the system can be configured on a per provider basis. This means the EMR will accommodate to how the providers like to work; not the other way around.

All practice data is at point of care, whether in the office, an exam room or away from the city. Manage medications, access labs and test results, are just some of the crucial types of information available to the Physician. The way for Clinical practice to go paperless.

Kallo’s futuristic technology helps to save money, improve efficiency and enhance security and helps the practice achieve its goal of delivering the best patient care possible. In addition, Kallo’s EMR provides physicians the tools to improve health outcomes.

Patient Portal lets patients communicate with their doctor and access important information over the Internet. The clinic can send patients reminders, statements, patient education materials, and lab results electronically. Since communication is a key to preventative medicine, Patient Portal is a valuable aspect of the integrated EMR Solution

Support of industry standards, including HL7, allows us to interface with labs, radiology, medical devices and other systems.

As of the date of this report, we have not sold any of our products in development to any customers and there is no assurance we will ever sell EMR to anyone.

Our Technology Infrastructure

We do have set up a state of the art and first of its kind Technology infrastructure to support our product roll out, support and maintenance. The Technology infrastructure supporting both Windows and Mac environments gives us the edge over our competition providing remote support to our customers and guaranteed high uptime of the system and a very low down time meeting and exceeding the industry standards for mission critical environment. We do have incurred substantial investment in our technology infrastructure, which would make our customers, employees and shareholder proud of their association with Kallo.

Kallo has committed to investments on the demo systems, sales and technical support training for our sales team and Technical support team

Our solutions for clinics, hospitals and health systems include integrated enterprise solutions related to the implementation and use of our software and hardware we also offer 1) professional services, 2) remote hosting, and 3) information and communication technology. Our professional services are associated with the implementation of our software, the conversion and integration of our clients’ historical data into our software and systems, ongoing training and support in the use of our software, and consulting services to help clients improve their operations.

Kallo’s unique pre-staged model with simulated hardware environment in our product deployment Lab for technology installation accelerates the installation and system configuration process.  Our remote services help keep our response time to 30 minutes and most of the software problems solved within 60 minutes and provide service and support standards on par with mission critical environment standards.

Other remote services, such as remote monitoring and remote help desk, are also offered. Software installation, upgrades and patches and network configuration and repairs are handled by Kallo’s IT professionals behind the scenes, so clinic, hospital IT departments can focus on more strategic initiatives. Our information technology outsourcing provides full, partial or transitional IT outsourcing services to our clients. This service allows healthcare organizations to concentrate on their core mission while leveraging our knowledge of healthcare processes and proven healthcare IT methodologies to build and manage an IT infrastructure that helps organizations derive value from their technology investments.

Kallo has Managed Services Technical support Agreement with Buchanan Technologies Inc. for comprehensive support to our HQ as well as augment our software support service with hardware and networking support for our customers. Thus we minimize our technical resource ramp-up risk in our business plan, which has an aggressive sales growth.

We principally derive our revenue and cash flow from sales of our proprietary software and related hardware and professional services in the segments described above. These sales also are the basis for our complementary recurring service contracts for maintenance.

Our Products In Development

In addition to EMR, our product portfolio also includes three earlier stage products listed below, all of which highlight the broad applicability of our proprietary technologies to a diverse range of potential future products. We plan to evaluate partnership opportunities for further development and commercialization of these products.

1.
The company has proprietary Copyrighted Technology “EMR Integration Engine” that demonstrate the future direction for integrated solutions as well as current efforts that illustrate interoperability within the continuum of care.

2.
C&ID-IMS is an Internet-based solution for monitoring and managing Communicable and Infectious Disease information. Our target markets are Health Organizations and Ministries of Health, hospitals and Center for Disease Control (CDC) & the World Health Organization (WHO) members around the globe.

3.
CCG is our clinical-care globalization technology. This product is an effective way to capitalize on the growing “medical tourism phenomenon “ - patients going to low-cost countries for elective medical procedures –, a fast-growing worldwide, multibillion-dollar industry actively promoted by countries such as Cuba, Costa Rica, Hungary, India, Israel, Jordan, Lithuania, Malaysia, Thailand, Belgium, Poland, Singapore and South Africa.CCG can be used by both the destination and home country to maintain complete and accurate records of the treatment history, avoiding errors due to incomplete patient data and lessening the burden and expense of corrective action on the home country when medical tourists return home.

4.
MC-Telehealth (Mobile Clinic with Telehealth system) is our mobile clinic long distance or Telehealth technology. Our product enables the remote transmission of standardized formats of data for laboratory information, diagnostic imaging, diagnosis and clinical notes.

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

*
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

*
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

*
Clinical Decision Support. EMR decision support helps the physician validate his therapeutic decisions in real time while prescribing medication. This activity is supported by an extensive knowledge base containing thousands of user cases and thousands of decisional algorithms with up to 30 levels of decision support.

*
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

*
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

*
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

*
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

*
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

*
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

*
Hardware installation. Hardware may be installed by us or the customer’s technical staff according to our specific configuration. The scope of the hardware is determined by the number of beds and wards in the particular healthcare institution, as well as the institution’s physical layout.

*
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

*	Costs. Cost of implementation of an EMR can vary between $2 and $20 million depending on the size of the hospital and the nature, and functionality of the selected technology.

*
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

*
Helpdesk. The EMR helpdesk is available to our customers 24 hours per day, seven days per week for technical and functional assistance. EMR has the ability to monitor and update the system from a remote location.

Advertising and Brand Recognition

We have signed an agreement with one of the recognized branding company – Watt International Inc. who has skill sets of 17 different languages from around the globe to map cultural and language sensitivities in Kallo’s brand positioning. Watt International provides services for Kallo in a comprehensive branding exercise, including the name change from Diamond Technologies Inc. to Kallo Inc.

We have attracted considerable attention of physicians and clinic owners in the region because of the success of our pilot project, which we expect to translate into business and purchase of our EMR product.  We have planned a Press, PR, and Business Development road show for the next 2 years to create aggressive market awareness, product awareness and customer acquisition programs directly and through channel partners.

Intellectual Property and Research and Development

We continue to improve and upgrade our system for better performance and to answer our customers’ specific needs. These development activities are often subcontracted to technical companies that specialize in these fields. All of our research and development work is proprietary to our company. During fiscal 2010, we did incur expenses towards cost of resources (both management and technical) relating to research and development with considerable efforts in continuing our research and development work on the Mobile Clinic and Telehealth system, which would be rolled out in the near term in different geographies based on the needs and funding availability.

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

The benefits of Electronic Health Records implementation as per Canada Health Infoway/Health Canada evaluation is $3.4 Billion per year savings [Inpatient ADE=$1.6 B/yr, Ambulatory ADE = $1.4 B/yr and Post Discharge ADE = $0.4 B/yr]

Through Canada’s Economic Action Plan, the federal government plans to invest up to $500 million in Canada Health Infoway. The funding would be used to support the goal of 50 percent of Canadians having an electronic health record, to speed up implementation of electronic medical record system in physicians’ offices, and to develop electronic systems that connect points of service (e.g., hospitals, pharmacies and community care facilities). Their secure systems would enable authorized health professionals across the country to access patient records quickly and easily

The Healthcare Information Technology Industry – Recent Developments

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

In the US for example, former House Speaker Newt Gingrich has laid out important markers toward an “intelligent health system for the 21st century.” These include:

*	a secure, Web-based networking infrastructure;

*	physicians, hospitals and medical personnel using interoperable Electronic Medical Records;

*	web-based electronic medical records for every American, beginning with seniors enrolled in Medicare.

*	Medicare and financial incentives to encourage doctors to adopt clinical systems and prescribe medication and treatment electronically;

*	mandatory use of Electronic Medical Records by physicians during the next 10 years; and

*
medical databases, starting with the data of people in federal health programs that can be used for outcomes research, to identify participants for clinical trials, to allow real-time reporting of medication problems and health problems to improve care, and accelerate drug development, approval and recalls.

Market Analysis

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

As of April 30, 2011, we have five (5) full time equivalent employee, one (1) part time employee and two outsourced product development engineers from OEM (Original Equipment Manufacturer), Mountain Medical Technologies Inc.

Warranties

We do not issue warranties in connection with our services. All of our third-party products are offered with a warranty provided by the supplier of that product.

Insurance

Currently we have very a strong EULA (End User License Agreements) signed with our customers both in the pilot phase as well as go-live phase with patients to protect the company and from all such product liabilities. Moreover our original equipment manufacturers do cover us in all such product liabilities.

Offices

Our administrative office is located at 15 Allstate Parkway, Suite 600, Markham, ON L3R 5B4, Canada and our telephone number is (416) 246 9997. We lease this space from RGN Management Limited Partnership Company, pursuant to a written lease with a term of 18 months.  Our monthly rent is approximately $6,000.

ITEM 1A.            RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.            UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.

None.

ITEM 3.              LEGAL PROCEEDINGS.

We are not a party to any pending litigation and none is contemplated or threatened other than the following:  Leonard Steinmetz v. Kallo Inc., Case No. CV11-1133, pending in the United States District Court for the Eastern District of New York wherein Leonard Steinmetz, our former treasurer, principal financial officer, and principal accounting has filed suit for breach of his employment contract, breach of covenant of good faith and fair dealing, unjust enrichment, and quantum merit.  As the date hereof, we have answered, denying the allegations of Mr. Steinmetz’s complaint.  We believe Mr. Steinmetz’s claims are without merit and we intend to defend the same vigorously.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “KALO”. A summary of trading by quarter for 2010 and 2009 is as follows:

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter 10-1-10 to 12-31-10	$0.51	$0.05
Third Quarter 7-1-10 to 9-30-10	$0.25	$0.10
Second Quarter 4-1-10 to 6-30-10	$4.50	$0.25
First Quarter 1-1-10 to 3-31-10	$0.15	$0.15

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter 10-1-09 to 12-31-09	$1.25	$0.25
Third Quarter 7-1-09 to 9-30-09	$1.50	$0.20
Second Quarter 4-1-09 to 6-30-09	$0.20	$0.20
First Quarter 1-1-09 to 3-31-09	$0.25	$0.20

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

We have opened our office, purchased furniture and computers, installed phone lines and acquired finished goods for resale. We made no sales in 2010.

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

Our Sales and Marketing Strategy for existing developed products

As of the date of this report, we have not sold any products, nor do we have any customers.  We hope to initiate operations within 90 days from the time we received additional funding. Our milestones during the next twelve months are:

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

Our Development and Commercialization Strategy for new products

We intend to initiate sales of our products in our target commercial areas. Our target commercial areas are hospitals, clinics and doctors’ offices.  We expect to focus on marketing our current offering as well as completing product development for our product candidates in order to increase our possibilities for current and future revenue generation.

Our forward-looking plan envisions applying our copyrighted design and technology to develop three additional products, to bring to market integrated computer systems that address today’s critical health management needs in epidemic control, medical information flow across borders and provision of heath care in rural and remote areas.

In addition to our EMR, which is ready for production, we have prioritized the following products for completion of development and are listing them in order of priority.

C&ID-IMS - our Communicable and Infectious Diseases Information Management System technology.

CCG  - our Clinical-Care Globalization technology.

MC-Telehealth - our Mobile Clinic or tele-health technology.

We do not at this time have a definitive timetable as to when we will complete these intense development efforts.

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at December 31, 2010 had a working capital deficiency of $514,818.

The development and marketing of new medical software technology is capital intensive. We have funded operations to date either through the sale of our common stock or through advances made by our key shareholders.

We have utilized funds obtained to date for organizational purposes and to commence certain financial transactions. We require additional funding to complete these transactions (including the acquisition of a service-based, valued-business enterprise and related expenses), expand our marketing and sales efforts and increase the Company’s revenue base.

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

Results of operations

Revenues

We did not generate any revenues during the year ended December 31, 2010 or 2009. From our inception on December 12, 2006 to December 31, 2010 we generated $15,887 in revenues.

As of the last week of April 2011, we did not generate revenues.

Expenses

During the year ended December 31, 2010 we incurred total expenses of $3,662,252, including $2,547,029 in salaries and compensation, $661,477 in research and development costs, $14,127 in depreciation, $319,954 in professional fees, $58,484 in selling marketing expenses and $61,181 as other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees.

During the year ended December 31, 2009 we incurred total expenses of $440,374.

The increase in our expenses for the year ended December 31, 2010 was primarily due to an increase in non-cash stock compensation to officers of $2,764,877 and an increase in professional fees of $80,376.

Net Loss

During the year ended December 31, 2010 we did not generate any revenues and we incurred a net loss of $3,662,252, compared to a net loss of $440,374 in 2009.

From our inception on December 12, 2006 to December 31, 2010 we incurred a net loss of $4,419,498, $3,628,212 of which was general and administration, $661,477 of which was software development costs, $92,840 of which was selling and marketing and $36,969 of which was other expenses.

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

During the year 2010, we relocated the Company’s executive office to Markham, Ontario, changed the Company’s name to Kallo Inc., cancelled various employment contracts with previous officers and obtained forgiveness of debt from several directors and officers for compensation and debt owing to them. Our loss since inception is $4,419,498.

Since inception, we sold 5,000,000 pre-dividend shares of common stock to our officers and directors for $50; issued 490,500 pre-dividend shares of common stock at $0.25 per share for a total of $122,625; and issued 83,334 pre-dividend shares of common stock at $0.60 per share for a total of $50,000. Those shares were subsequently increased to reflect a 3 for 1 stock dividend declared on February 11, 2008

In 2009, we sold 150,000 shares of common stock to our President for $15,000. We issued 6,000,000 shares of common stock to Rophe Medical Technologies Inc. and incurred debt of $100,000 for 300 common shares of Rophe.

In the first quarter of 2010, we sold 1,133,664 shares of common stock at $0.15 per share for a total of $170,050.

Between July 1, 2010 and October 25, 2010, the Company sold 1,580,000 units of the Company’s common stock and common share warrant at $0.25 per unit for gross proceeds of $395,000. Each unit comprised of one common share and one common share warrant.  Each common share warrant is exercisable for a period of one year expiring on December 31, 2011 at a price of $0.50 per share.

On August 18, 2010, we issued 13,500,000 common stock of the Company valued at $3,375,000 for cash proceeds of $1,350 from the directors and officers of the Company and stock based compensation of $3,373,650.

Liquidity and capital resources

As at December 31, 2010, the Company had current assets of $68,069 and current liabilities of $582,887, indicating working capital deficiency of $514,818. As of December 31, 2010, our total assets were $1,209,791 in cash, copyrights, equipment and our total liabilities were $728,764 comprised of $271,376 in accrued liabilities, $116,250 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $56,502, loans payable of $42,000 and obligations under capital leases of $242,636.

Cash used in operating activities amounted to $340,418 during fiscal 2010, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the year.

Cash provided by financing activities during the year amounted to $396,618 and represented mainly proceeds from sales of common stock.

In the first quarter of 2010, we sold 1,133,664 shares of common stock at $0.15 per share for a total of $170,050.

Between July 1, 2010 and October 25, 2010, the Company sold 1,580,000 units of the Company’s common stock and common share warrant at $0.25 per unit for gross proceeds of $395,000. Each unit comprised of one common share and one common share warrant.  Each common share warrant is exercisable for a period of one year expiring on December 31, 2011 at a price of $0.50 per share.

On August 18, 2010, we issued 13,500,000 common stock of the Company valued at $3,375,000 for cash proceeds of $1,350 from the directors and officers of the Company and stock based compensation of $3,373,650.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors,
Kallo Inc.
(formerly Diamond Technologies Inc.)

We have audited the accompanying consolidated balance sheet of Kallo Inc. (the “Company”),  formerly known as Diamond Technologies Inc. (a development stage company),  as of December 31, 2010 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The financial statements as at and for the year ended December 31, 2009 were audited by other auditors who expressed opinions without reservation on those consolidated financial statements in their report dated March 31, 2010.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Collins Barrow Toronto LLP
Licensed Public Accountants
Chartered Accountants
Toronto, Ontario
May 09, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Diamond Technologies Inc.
Hamilton, Ontario, Canada

We have audited the accompanying balance sheet of Diamond Technologies Inc. (the “Company”), formerly known as Printing Components Inc. (a development stage company),  as of December 31, 2009 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

MALONEBAILEY, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
March 31, 2010

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
ASSETS	2010	2009
Current Assets:
Cash	$59,169	$2,969
Prepaid expenses	8,900	-

Total Current Assets	68,069	2,969

Copyrights (Note 7)	865,000	865,000
Equipment, net (Note 5)	210,658	6,531
Deferred Financing Costs	66,064	-

TOTAL ASSETS	$1,209,791	$874,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities-other	$271,376	$23,217
Accrued officers’ salaries	116,250	240,000
Acquisition cost payable (Note 7)	56,502	100,000
Due to stockholder (Note 4)	-	308,054
Loans payable (Note 10)	42,000	-
Current portion of obligations under capital leases (Note 6)	96,759	-

Total Current Liabilities	582,887	671,271

Obligations Under Capital Leases (Note 6)	145,877	-
TOTAL LIABILITIES	728,764	671,271

Commitments and Contingencies (Notes 7 and 9)
Going Concern (Note 1)

Stockholders’ Equity (Note 2)
Preferred stock, $0.00001 par value,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
39,085,166 and 22,871,502 shares issued and outstanding
at December 31, 2010 and 2009, respectively.	392	229
Additional paid-in capital	4,900,133	960,246
Deficit accumulated during the development stage	(4,419,498)	(757,246)

Total Stockholders’ Equity	481,027	203,229

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,209,791	$874,500

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2010	2009	2010 (unaudited)

Revenue	$-	$-	$15,887

Cost of Revenue	-	-	12,840
Gross Profit	-	-	3,047

Expenses
General and administration (Note 3)	2,910,164	436,735	3,628,212
Selling and marketing	58,484	494	92,840
Software development costs (Note 3)	661,477	-	661,477
Foreign exchange loss	7,761	1	7,762
Depreciation	14,127	3,144	22,015
Interest	3,709	-	3,709
Loss on disposal of equipment	6,530	-	6,530
	3,662,252	440,374	4,422,545

Net Loss	$(3,662,252)	$(440,374)	$(4,419,498)

Basic and diluted net loss per share	$(0.127)	$(0.026)

Weighted average shares used in calculating
Basic and diluted net loss per share	28,941,609	16,886,297

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2010, 2009, 2008, 2007 and the period December 12, 2006 (inception) through December 31, 2006

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Sale of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (unaudited)	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Sale of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Sale of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Sale of common shares	-	-	1,133,664	12	170,038	-	170,050
Sale of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	December 31,	to December 31,
	2010	2009	2010 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,662,252)	$(440,374)	$(4,419,498)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,127	3,144	22,015
Stock based compensation	2,764,877	7,500	2,776,377
Loss on disposal of equipment	6,530	-	6,530
Changes in operating assets and liabilities:
Increase in prepaid expenses	(8,900)		(8,900)
Increase in accrued liabilities	545,200	108,716	776,704
NET CASH USED IN OPERATING ACTIVITIES	(340,418)	(321,014)	(846,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Rophe acquisition	-	300	300
Purchase of equipment	-	-	(14,418)

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	300	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder advances (repayments)	(145,718)	308,054	41,957
Proceeds from sale of common stock	566,400	15,000	862,166
Deferred financing costs	(66,064)	-	(26,064)
Proceeds from loans payable	42,000		42,000

CASH PROVIDED BY FINANCING ACTIVITIES	396,618	323,054	920,059

NET INCREASE IN CASH	56,200	2,340	59,169

CASH
Beginning of period	2,969	629	-
End of period	$59,169	$2,969	$59,169

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$290	$313

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$100,000	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$765,300	$765,300
Acquisition of equipment under capital lease obligations	$224,959	$-	$224,959

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS

Organization
Kallo Inc. (the “Company”), formerly, Diamond Technologies, Inc. (“Kallo”), a development stage company, was incorporated in Nevada on December 12, 2006. The Company originally offered media, inks, printing, and graphic design services to the large format digital printing industry. The Company's fiscal year ends on December 31st. On December 31, 2009, Kallo closed an agreement with Rophe Medical Technologies Inc. and its shareholders (collectively “Rophe”) wherein Kallo acquired all of the issued and outstanding shares of common stock of Rophe.  As a result of the Rophe transaction, Kallo changed its business focus from selling printing equipment to manufacturing and developing software designed to taking medical information from many sources, and then deposit it into a single source as an electronic medical record for each patient.

On January 14, 2011, Kallo Inc. was incorporated in Nevada and merged into Diamond Technologies Inc., at which point the Company changed its name to Kallo Inc.

On December 10, 2010, the Company entered into a North American Authorized Agency Agreement (the “Agreement”) with Advanced Software Technologies, Inc., located in the Grand Cayman Islands (“AST”).  Under the Agreement, the Company was appointed sales agent for AST and will be paid fees by AST for selling AST products. The Company has agreed to pay AST a total of $100,000 (subsequently revised to $213,000 - See Note 12) for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market. The AST technology is being incorporated into the Company’s medical information software currently in development.

Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. However, the Company has incurred operating losses since inception and has an accumulated deficit of $4,419,498 at December 31, 2010. The Company will continue to incur losses as it develops its products and marketing channels during 2011.

The Company has met its historical working capital requirements from the sale of common shares and loans from an officer/stockholder. In order to not burden the Company, the officer/stockholder has agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. The Company has retained the services of a financial advisor to help it raise new financing (Note 11). This factor raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation
The consolidated financial statements were prepared using accounting principles generally accepted in the United States (“US GAAP”) as applicable to a development stage enterprise under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Basis of Consolidation
The consolidated financial statements include the accounts of Kallo and its wholly owned subsidiary, Rophe Medical Technologies Inc. Significant inter-company transactions have been eliminated in consolidation.

Loss Per Share
The Company computes basic net loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period. When the loss per share would be anti dilutive, this is not presented.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key estimates include the fair value of common stock issued for services.

Equipment
Equipment is stated at cost. The cost of computer equipment is depreciated using the straight-line method over the estimated useful life of the related assets of 3 years.

Software Development Costs
Software development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design. Based on the Company’s product development process, technological feasibility is established upon completion of a working model. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology.

Thereafter, all software development costs incurred through the software’s general release date are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. No costs have been capitalized to date as the Company has not completed a working model yet.

Copyrights
Copyrights are stated at cost. According to the copyright laws in the United States of America, the life of a copyright is the author’s life plus 70 years, which is determined to be indefinite. As a result, the copyrights are not amortized but are subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, there was no impairment of copyrights as at December 31, 2010.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Impairment of Long-lived Intangible Assets
The Company accounts for impairment of intangible assets in accordance with the accounting standards, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. Management reviewed its long-lived intangible assets and has not recorded any impairment related to these assets through December 31, 2010.

Research and Development
The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (ASC 730-10). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred.

Income Taxes
The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

Foreign Currency Translation
The Company’s functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars which are accounted for under ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statements of Operations. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Comprehensive Income
ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income or loss and its components in the consolidated financial statements. As at December 31, 2010 and 2009, the Company has no items that represent comprehensive income or loss in the consolidated financial statements.

Fair Value of Financial Instruments
The Company used a three-level hierarchy that prioritizes the inputs used in valuation techniques for determining fair value of investments and liabilities. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities recorded in the accompanying consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most United States Government and agency securities).

Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

*	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);
*	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and
*	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

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

There were no assets or liabilities subject to fair value accounting as of December 31, 2010 and 2009.

Stock-Based Compensation
The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Contingencies
The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. There were no accruals recorded for such contingencies through December 31, 2010.

Deferred Financing Costs
These costs relate directly to the proposed capital raise (See Note 11) by the Company. Upon completion of the proposed capital raise, the costs will be charged against capital stock proceeds.

Recent Accounting Pronouncements
In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  In addition, the guidance clarifies certain existing disclosure requirements.  This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the additional Level 3 reconciliation disclosures, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The Company adopted the new requirements in 2010.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

On February 24, 2010, the FASB issued guidance to eliminate contradictions between the requirements of U.S. GAAP and the Securities and Exchange Commission’s (SEC) filing rules. The amendments also discharge the requirement that public companies disclose the date of their financial statements in both issued and revised financial statements. The guidance was effective upon issuance and did not have a material impact on the consolidated financial statements.

In February 2010 the FASB issued Accounting Standards Update (ASU) 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855, Subsequent Events (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010. The adoption of this guidance did not have a material impact on the consolidated financial statements.

In July 2010, the FASB issued guidance to require increased disclosures about the credit quality of financing receivables and allowances for credit losses, including disclosure about credit quality indicators, past due information and modifications of financing receivables. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. The Company adopted the guidance in 2010, which did not have a material impact on the consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28,  Intangibles - Goodwill and Other (Topic 350):  When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (ASU 2010-28).  ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires the Company to perform Step 2 if it is more likely than not that a goodwill impairment may exist. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. Under the guidance, any impairment recorded upon adoption is recorded as a cumulative-effect adjustment to beginning retained earnings in the period of adoption. The Company will adopt these standards on January 1, 2011 and does not expect it will have a material impact on its consolidated financial statements.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Recent Accounting Pronouncements (continued)
In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). This standard update clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010 with early adoption permitted. The Company is currently in the process of determining the impact, if any, of adoption of the provisions of ASU 2010-29.

NOTE 2 – STOCKHOLDERS’ EQUITY

Common Stock
On December 12, 2006, the Company issued 15,000,000 shares of common stock, par value $0.00001 per share, to its initial stockholders in exchange for $50 in cash.  In 2007, the Company sold 1,471,502 shares of common stock at $0.083333 per share for total proceeds of $122,625 and 250,000 shares of common stock at $0.20 per share for total proceeds of $50,000.

In December 2009, the Company issued 6,000,000 of the Company’s common shares valued at $765,300 as part of the consideration paid to acquire the outstanding shares of Rophe Medical Technologies Inc. (See Note 7).

On December 30, 2009 the Company sold 150,000 shares of its common stock at $0.10 per share to its president for proceeds of $15,000. Because the sale price was below the quoted stock price of $0.15 per share at the time, the Company considered $7,500 as compensation and recorded the amount as stock based compensation with a corresponding credit to additional paid-in-capital.

During the year ended December 31, 2010, the Company issued 1,133,664 shares of its common stock at $0.15 per share for cash proceeds of $170,050.

On October 25, 2010, the Company issued 1,580,000 units at a price of $0.25 each for total proceeds of $395,000. Each unit consisted of one share of common stock and 1 stock purchase warrant exercisable on or before December 31, 2011 at the option of the holder, into one share of common stock at an exercise price of $0.50 per share.

The value of the stock purchase warrants was calculated as $117,620 using the following assumptions and estimates in the Black-Scholes model: Expected life of 1.2 years, volatility of 100%, dividend yield of 0% and risk-free interest rate of 1.40%.

Stock Split
On February 8, 2008 the Board of Directors approved a three-for-one stock split effective February 25, 2008.  All references in the consolidated financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of this stock split.

Warrants
At December 31, 2010, there were 1,580,000 warrants issued, which are all exercisable into shares of common stock at an exercise price of $0.50 per share and expire on December 31, 2011.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010, 13,500,000 shares were issued to directors and officers of the Company for a total amount of $3,375,000, of which $1,350 was contributed as cash by the directors and officers and $3,373,650 was granted to them as stock based compensation.

Compensation and other miscellaneous amounts owed to directors and officers amounting to $640,273 were forgiven during the year ended December 31, 2010, and recorded as a reduction to stock based compensation expense. The net stock based compensation expense amounting to $2,764,877 is included in general and administration ($2,139,877) and in software development costs ($625,000) in the consolidated statement of operations. There was compensation of $116,250 owing to directors and officers of the Company as at December 31, 2010.

During the year ended December 31, 2009, a stockholder/officer provided funding of $48,053 to pay for the initial operating expenses of the Company.

NOTE 4 – DUE TO STOCKHOLDER

As at December 31, 2009, amounts due to an officer/stockholder of $308,054 were non-interest bearing, unsecured and payable on demand, $162,337 of which was forgiven in 2010.

NOTE 5 – EQUIPMENT

	2010	2009
Computer equipment under capital lease	$182,936	$-
Nexus computer equipment under capital lease	42,023	-
Furniture	-	8,694
Computers	-	5,724

Total Equipment	224,959	14,418
Less accumulated depreciation	(14,301)	(7,887)

Equipment – net	$210,658	$6,531

Depreciation expense for the years ended December 31, 2010, 2009 and period from December 12, 2006 (date of inception) to December 31, 2010 were $14,127, $3,144 and $22,015 respectively.

NOTE 6 – OBLIGATIONS UNDER CAPITAL LEASES

	2010	2009
Obligation under capital lease in monthly payments of $1,355 including interest at 10% per annum	$42,023	$-
Obligation under capital lease in monthly payments of $5,897 including interest at 10% per annum	182,936	-
	224,959	-
Less: current portion (principal only)	(79,082)	-
	$145,877	$-

Minimum lease payments on capital lease obligations are as follows:
2011	$114,282
2012	87,034
2013	72,528
273,844
Less: imputed interest	(31,208)

$242,636

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 – ROPHE ACQUISITION

On December 11, 2009, an agreement was entered into by the Company to acquire 100% of the issued and outstanding shares of Rophe Medical Technologies Inc. (“Rophe”) for cash consideration of $1,200,000 and 3,000,000 of the Company’s common shares valued at $0.122 per share for total purchase price of $1,565,000 (the “Rophe Acquisition”). The $1,200,000 was initially payable as follows: $50,000 within 30 days of the date of the agreement; $200,000 on March 31, 2010; $250,000 on April 30, 2010; $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3.   This transaction was closed on December 31, 2009.

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at December 31, 2010, there is a payable in the amount of $56,502. The 3,000,000 shares were considered issued as at the closing date of the acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

The total recorded acquisition price of $865,000 was allocated to the copyrights obtained in the acquisition as they were the only significant assets of Rophe, which did not have any operations. The Company has not recorded the remaining contingent payment of $700,000 due to the uncertainty of the launch of Projects 1, 2 and 3.

NOTE 8 – INCOME TAXES

The Company had no income taxes payable at December 31, 2010 and December 31, 2009.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	Year ended December 31,
	2010	2009
Net loss for the year	$(3,662,252)	$(440,374
Effective statutory rate	34%	34%
Expected tax recovery	$(1,245,166)	$(149,727
Net effects of non deductible items	1,068,040	2,869
Valuation allowance	177,126	146,858
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
	2010	2009
Net operating loss carry forward	$177,126	$146,858
Valuation allowance	(177,126)	(146,858)
Net deferred tax assets	$-	$-

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 8 – INCOME TAXES (continued)

Net operating loss carry forwards totaled approximately $1,272,000 at December 31, 2010.  The net operating loss carry forwards will begin to expire in the year 2028 if not utilized.  After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at December 31, 2010 due to uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

Operating lease
The Company leases office facilities under non-cancelable operating leases.  The Company’s obligations under non-cancelable lease commitments are as follows:

2011	$71,590
2012	11,932
Total	$83,522

Capital lease
Minimum lease payments on capital lease obligations are as follows:

2011	$114,282
2012	87,034
2013	72,528
273,844
Less: imputed interest	(31,208)

$242,636

Software development
As discussed in Notes 1 and 12, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $28,000 was paid in 2010. The remaining balance of $185,000 is due in 2011.

Contingencies

A past officer of the Company has entered into an action against the Company to recover compensation due for a minimum of five years for a total amount of $915,765. The claim includes recovery of past compensation for services rendered, as well as future compensation due for a minimum of five years resulting from a breach of contract. The Company denies that it has any liability to the past officer under any of the claims in the complaint and intends to defend itself vigorously in the suit. Management has recognized an accrual of approximately $100,000 relating to the portion of the past compensation. For the remainder, management believes the suit is without merit due to the uncertainty of the outcome and the inability to estimate the loss and will accordingly, recognize the remainder loss when incurred, if any.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 10 – LOANS PAYABLE

A loan payable of $25,000 bears interest at 12% per annum, accrued and payable quarterly, is unsecured and is payable on December 31, 2011. The holder has the option to convert the loan into common stock of the Company at the rate of $0.15 per share.

A loan payable of $17,000 bears interest at 12% per annum, is unsecured and is payable on demand.

NOTE 11 – CAPITAL RAISE

On November 8, 2010, the Company signed an agreement to retain the services of JARR Capital Corp. (“JARR Capital”) to act as its exclusive financial advisor and fiscal agent in connection with raising financing of an amount of $4,000,000  (the “Transaction”) and helping the Company to complete the acquisition of a service-based, valued-business enterprise. Subsequently, on February 17, 2011, the agreement was amended to increase the offering up to $5,000,000 at a price of $0.15 per unit.  Each unit will be comprised of one (1) share of common stock and one-half (1/2) warrant.  Each whole warrant will allow the warrant holder to purchase one additional share of common stock at an exercise price of $1.00 per share. The compensation payable to JARR Capital by the Company pursuant to this agreement is:

a)
an engagement fee (“Work Fee”) of $65,000 which was due and payable upon the signing of the above letter of agreement, to be paid with $25,000 in cash and the $40,000 in common stock at the same valuation terms as the Transaction;

b)	a success fee (“Success Fee”), less amounts paid under (a) above, payable at closing of the Transaction which is equal to:

i.
10% of the principal amount of equity financing raised, 7% in cash and 3% in common stock under the same terms as the Transaction. In the case of parties introduced by the Company and who have already expressed interest in providing financing to the Company, JARR Capital will receive a Success Fee in respect of such investment at the reduced rate of five percent (5%) without common stock, only if the support of JARR Capital is called upon or required in connection to such investment;

ii.	5% of the principal amount of any mezzanine or subordinated debt raised payable in cash on closing; and
iii.
2% of the principal amount of any senior, secured debt raised (including lease financing, equipment financing and asset-backed financing), payable in cash on closing. Operating leases will be exempt from any fees, unless such financing assistance is requested in writing by the Company;

c)	2% on the assets acquired through any acquisition by the Company or any of its subsidiaries or affiliates;

d)	5% of the principal amount of equity financing in warrants, issued at closing of the Transaction; and

e)	If the Transaction is not completed because of an alternative transaction as defined, the compensation payable to JARR Capital by the Company will be 2% of the alternative transaction consideration.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 12 – SUBSEQUENT EVENT

Share issuance

On January 14, 2011, the Company issued 4,000,000 restricted shares of common stock to an officer and a member of the Board of Directors, in consideration of the sum of $400.

Amendment to North American Authorized Agency Agreement

On March 9, 2011, the Company and AST agreed to amend the North American Authorized Agency Agreement such that the total amount payable by the Company to AST for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market is revised from $100,000 to $213,000. The revised payment terms are disclosed in Note 9.

NOTE 13 – COMPARATIVE

The consolidated financial statements have been reclassified, where applicable, to conform to the presentation used in the current year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 21, 2009, we terminated Kempisty & Company, Certified Public Accountants, P.C. at 15 Maiden Lane, Suite 1003, New York, New York 10038, as our independent registered public accounting firm.  The decision to dismiss Kempisty & Company, Certified Public Accountants, P.C., as our independent registered public accounting firm was approved by our Board of Directors on October 21, 2009.   Except as noted in the paragraph immediately below, the reports of Kempisty & Company, Certified Public Accountants, P.C.’s financial statements for the years ended December 31, 2008 and 2007 and for the period January 1, 2009 through June 30, 2009 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Kempisty & Company, Certified Public Accountants, P.C., on our financial statements as of and for the years ended December 31, 2008 and 2007 and for the period January 1, 2009 through June 30, 2009 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

During the years ended December 31, 2008 and 2007 and for the period January 1, 2009 through June 30, 2009, and through October 26, 2009 we have not had any disagreements with Kempisty & Company, Certified Public Accountants, P.C., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Kempisty & Company, Certified Public Accountants, P.C. ’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the years ended December 31, 2008 and 2007, and through October 26, 2009, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On October 26, 2009, we delivered a copy of this report to Kempisty & Company, Certified Public Accountants, P.C.  Kempisty & Company, Certified Public Accountants, P.C., issued its response.  The response stated that it agreed with the foregoing disclosure.  A copy of Kempisty & Company, Certified Public Accountants, P.C.’s response was attached to our Form 8-K filed with the SEC on October 27, 2009.

Subsequent independent registered public accounting firm

On October 21, 2009, we engaged Malone & Bailey, P.C., 10350 Richmond Avenue, Suite 800, Houston, Texas 77042 an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Malone & Bailey, P.C. on any accounting issues prior to engaging them as our new auditors.

During the fiscal years ended December 31, 2008 and 2007 and through the date of engagement, we have not consulted with Malone & Bailey, P.C. regarding either:

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

On February 28, 2011, we terminated, MaloneBailey, LLP, 10350 Richmond Avenue, Suite 800, Houston, Texas 77042 as our independent registered public accounting firm.  The decision to dismiss MaloneBailey, LLP as our independent registered public accounting firm was approved by our Board of Directors on February 25, 2010.  Except as noted in the paragraph immediately below, the reports of MaloneBailey, LLP’s financial statements for the year ended December 31, 2009 and for the period January 1, 2010 through September 30, 2010 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of MaloneBailey, LLP on our financial statements as of and for the year ended December 31, 2009 and for the period January 1, 2010 through September 30, 2010 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

During the year ended December 31, 2009 and for the period January 1, 2010 through September 30, 2010, and through February 28, 2011,  we have not had any disagreements with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to MaloneBailey, LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the year ended December 31, 2009 and through February 28, 2011, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 28, 2011, we delivered a copy of this report to MaloneBailey, LLP. MaloneBailey, LLP issued its response.  The response stated that it agreed with the foregoing disclosure.  A copy of MaloneBailey, LLP’s response is attached hereto as Exhibit 16.1.

New independent registered public accounting firm

On February 28, 2011, we engaged Collins Barrow Toronto LLP, Collins Barrow Place, 11 King Street West, Suite 700, Box 27, Toronto, Ontario, Canada M5H 4C7 an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Collins Barrow Toronto LLP on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with Collins Barrow Toronto LLP regarding either:

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2010.

We have not taken any steps to remedy the foregoing material weaknesses.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B.            OTHER INFORMATION.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Cecil 15 Allstate Parkway, Suite 600	48	Chairman and Chief Executive Officer, Chief Financial Officer And a Director
Markham, ON L3R 5B4

Vince Leitao	49	President and Chief Operating Officer
15 Allstate Parkway, Suite 600 Markham, ON L3R 5B4		and a Director

Leonard Steinmetz	58	Director
312 Avenue J Brooklyn, New York 11230-3315

Samuel Baker	76	Corporate Secretary, General Counsel and a
2795 Barton Street, East Unit 5 Hamilton ON L8E 2J8		Director

Background of officers and directors

On October 27, 2009, Vince Leitao was appointed our president, principal executive officer and a director.  Since September 2006, Mr. Leitao has been president of Goapharma Canada, Inc., located in Markham, Ontario, Canada, which he founded.  Goapharma Canada Inc. is engaged in the business of producing and marketing specialty dermatology products for psoriasis and eczema.

Prior to 2006, Mr. Leitao was vice president of sales for Genpharm/Gennium Pharma divisions of E. Merck, Damsdart.   From January 2001 to April 2004, Mr. Leitao was a director – sales for Genpharm and from April 1999 to December 2000, he served as a sales representative with Genpharm.

On December 31, 2009, John Cecil was appointed to our board of directors.  Since December 2003 John Cecil has been the president of Rophe Medical Technologies Inc., in Toronto, Canada.  He is responsible for its research and development and the design and copyright of the company’s technology.  From May 2008 to April 2009 Mr. Cecil was the Senior Healthcare Solutions Architect at SUN Microsystems Canada Inc., in Toronto, Canada, a publicly traded company listed on the NASDAQ under the symbol JAVA.  He was responsible for Innovative product positioning by workshops / white board sessions with stakeholders of the customer to increase business value and support sales in revenue growth and design innovative technology solutions.  From April 2007 to May 2008, Mr. Cecil was the Healthcare Director at Satyam Computer Service Ltd., in Toronto, Canada, a publicly traded company listed on the NYSE under the symbol SAY.  He managed healthcare consulting practices and services.

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

On December 31, 2009, Leonard Steinmetz was appointed our treasurer, principal financial officer, and principal accounting officer and as a member of the board of directors.  On March 25, 2011, at a special meeting of the board of directors we removed Leonard Steinmetz as our treasurer, principal financial officer, and principal accounting.  We also terminated Mr. Steinmetz’s employment agreement for cause. Mr. Steinmetz continues to be a member of the board of directors. From January 2009 to December 2009 Leonard A Steinmetz was the Director of Risk and Regulatory Consulting for SMCI, Ltd., in New York, New York.  He was responsible for advising banking and capital markets clients on key technologies and issues for their risk and regulatory functions.  From August 2004 to August 2008, Mr. Steinmetz served as a Senior Manager at Deloitte & Touche, LLP, in New York, New York.  He advised clients on Anti-money laundering and Entreaties risk management issues and technologies.

Conflicts of Interest

There is no conflict that we foresee as our officers and directors devote full time to the business and the operations of the company except for Samuel R. Baker and Leonard Steinmetz who are not full time in the organization.

Involvement in Certain Legal Proceedings

During the past ten years, Mssrs. Cecil, Steinmetz, Baker and Leitao have not been the subject of the following events:

1.
A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)
Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

	ii)	Engaging in any type of business practice; or

	iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.
The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.
Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.
Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.
Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

	i)	Any Federal or State securities or commodities law or regulation; or

ii)
Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

	iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

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

Disclosure Committee and Committee Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us, and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to our 2007 Form 10-K.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, officers and persons who beneficially owned more than ten percent of the Company’s common stock to file reports of ownership and changes in ownership of common stock.

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company during the fiscal years 2008 and 2007, Mr. Gandhi, our former Treasurer, Principal Financial Officer and Principal Accounting Officer, did not file his Form 3 until March 26, 2009.  On August 12, 2008, Mr. Gandhi purchased 119,700 common shares.  Vince Leitao, Samuel Baker, and John Cecil all failed to file Form 3s and have not done so as of the date of this report.

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
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
						Plan	Compen-	Other
				Stock	Option	Compen-	sation	Compen-
Name and Principal		Salary	Bonus	Awards	Awards	sation	Earnings	sation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

John Cecil	2010	22,946	0	624,750	0	00	0	0	647,696
Chairman & CEO	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Vince Leitao	2010	17,946	0	1,249,500	0	0	0	0	1,267,446
President	2009	0	30,000	7,500	0	0	0	0	37,500
	2008	0	0	0	0	0	0	0	0

Mary Kricfalusi	2010	3,500	0	499,800	0	0	0	0	503,300
Secretary	2009	0	150,000	0	0	0	0	0	150,000
	2008	0	0	0	0	0	0	0	0

Leonard Steinmetz	2010	11,000	0	749,700	0	0	0	0	760,700
Treasurer	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Vinod Gandhi	2009	0	20,000	0	0	0	0		20,000
Treasurer	2008	0	0	0	0	0	0	0	0
Resigned (12/31/09)	2007	0	0	0	0	0	0	0	0

Herb Adams	2009	0	150,000	0	0	0	0	0	150,000
President	2008	0	0	0	0	0	0	0	0
Resigned (10/27/09)	2007	60,000	0	0	0	0	0	0	60,000

Samuel Baker	2010	6,000	0	249,900	0	0	0	0	255,900
Vice President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Laurene Rogers	2009	0	0	0	0	0	0	0	0
Treasurer	2008	0	0	0	0	0	0	0	0
Resigned (07/10/08)	2007	0	0	0	0	0	0	0	0

The above salaries accrued from 2007 have not been paid as of yet to this date and the above bonuses have been accrued and not paid as of this date.

Herb Adams entered into a materially definitive settlement agreement on January 12, 2011 to forgive and remove all accrued payables to him.

Mary Kricfalusi entered into a materially definitive settlement agreement on November 17, 2010 to forgive and remove all accrued payables to her.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year December 31, 2010.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
John Cecil	22,946	624,750	0	0	0	0	647,696

Vince Leitao	17,946	1,249,500	0	0	0	0	1,267,446

Mary Kricfalusi Resigned (11-17-10)	3,500	499,800	0	0	0	0	503,300

Leonard Steinmetz Terminated (03-25-11)	11,000	749,700	0	0	0	0	760,700

Samuel Baker	6,000	249,900	0	0	0	0	255,900

All compensation received by our officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. We do not have employment contracts with our directors (who are also officers), except for Leonard Steinmetz, whose employment agreement as an officer (CFO) has been terminated for cause as of March 25th 2011 at a board meeting.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

Name and Address of Beneficial Owner [1]	Number of Shares Owned	Percentage of Ownership

Vince Leitao	5,150,000	11.95%
15 Allstate Parkway, Suite 600 Markham, ON L3R 5B4

Leonard Steinmetz	3,000,000	6.96%
312 Avenue J Brooklyn, New York 11230-3315

Samuel Baker [2]	1,800,000	4.18%
255 Duncan Mill Road Unit 504, Toronto, ON M3B 3H9

John Cecil [3]	11,700,000	27.16%
15 Allstate Parkway, Suite 600 Markham, ON L3R 5B4

All Officers and Directors as a Group (4 persons)	21,650,000	50.25%

Herb Adams	5,950,000	13.81%
22 Daffodil Cresent Ancaster, Ontario, Canada L9K 1A3 (Resigned 10/27/09)

John Dow	3,000,000	6.96%
261 Penn Drive Burlington, Ontario, Canada L7N 2B9 (Resigned 7/10/2008)

Mary Kricfalusi [1]	8,000,000	18.57%
2795 Barton Street, East, Unit 5 ON L8E 2J8

[1]
The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]	Includes 400,000 shares of common stock owned by Carol Baker, the wife of Samuel Baker.
[3]	Includes 2,600,000 shares of common stock owned by Grace Cecil, the wife of John Cecil.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On December 11, 2009, an agreement was entered into by the Company to acquire 100% of the issued and outstanding shares of Rophe Medical Technologies Inc. (“Rophe”) for cash consideration of $1,200,000 and 3,000,000 restricted shares of the Company’s common stock. This transaction was closed December 31, 2009 and we issued 3,000,000 restricted shares of our common stock valued at $365,000. Of these shares 1,200,000 shares went to John Cecil one of our directors, 1,200,000 shares to John’s wife Grace Cecil, 300,000 shares to Samuel Baker one of our directors and 300,000 to Samuel Baker’s wife Carol Baker.

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of common stock were issued in 2009 as payment for $400,000 with the shares issued to John Cecil (1,200,000 shares), Grace Cecil (1,200,000 shares), Samuel Baker (300,000 shares) and Carol Baker (300,000 shares).

During the year ended December 31, 2010, 13,500,000 shares were issued to directors and officers of the Company for a total amount of $3,375,000, of which $1,350 was contributed as cash by the directors and officers and $3,373,650 was granted to them as stock based compensation, issued as follows: 3,000,000 shares to Leonard Steinmetz, 2,500,000 shares John Cecil, 5,000,000 shares to Vince Leitao, 2,000,000 shares to Mary Kricfalusi and 1,000,000 shares Samuel Baker.

In addition, directors and officers agreed to forgive $604,774 of debts and compensation owing to them, as follows:

John Cecil	$51,097
Vince Leitao	$85,394
Sam Baker	$56,254
Mary Kricfalusi	$237,048
Herb Adams	$174,981

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$11,300	Collins Barrow Toronto LLP
2010	$17,000	Malone & Bailey, P.C.
2009	$7,500	Malone & Bailey, P.C.
2009	$6,450	Kempisty & Company, Certified Public Accountants, P.C.

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$-0-	Collins Barrow Toronto LLP
2010	$-0-	Malone & Bailey, P.C.
2009	$-0-	Malone & Bailey, P.C.
2009	$-0-	Kempisty & Company, Certified Public Accountants, P.C.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$-0-	Collins Barrow Toronto LLP
2010	$-0-	Malone & Bailey, P.C.
2009	$-0-	Malone & Bailey, P.C.
2009	$-0-	Kempisty & Company, Certified Public Accountants, P.C.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$10,000	Collins Barrow Toronto LLP
2010	$-0-	Malone & Bailey, P.C.
2009	$-0-	Malone & Bailey, P.C.
2009	$-0-	Kempisty & Company, Certified Public Accountants, P.C.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.18	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.19	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.20	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.21	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.22	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.23	Services Agreement with Buchanan Associates Computer Consulting Ltd.				X

10.24	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.				X

10.25	Agreement with Mansfield Communications Inc.				X

10.26	Agreement with Watt International Inc.				X

10.27	Pilot EMR Agreement with Nexus Health Management Inc.				X

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of May, 2011.

KALLO INC.
(the “Registrant”)

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	Principal Executive Officer, Principal Financial Officer,	May 18, 2011
John Cecil	Principal Accounting Officer and Chairman of the
Board of Directors

VINCE LEITAO	President, Chief Operating Officer and a member	May 18, 2011
Vince Leitao	of the Board of Directors

SAMUEL BAKER	Corporate Secretary and a member of the Board	May 18, 2011
Samuel Baker	of Directors

_______________________	Director	May ___, 2011
Leonard Steinmetz

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.18	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.19	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.20	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.21	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.22	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.23	Services Agreement with Buchanan Associates Computer Consulting Ltd.				X

10.24	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.				X

10.25	Agreement with Mansfield Communications Inc.				X

10.26	Agreement with Watt International Inc.				X

10.27	Pilot EMR Agreement with Nexus Health Management Inc.				X

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2