Form 10-Q
period 2011-03-31
Kallo Inc.
filed 2011-05-19
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
Formerly, Diamond Technologies Inc.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [   ]     NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
43,085,166 as of May 18, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$43,338	$59,169
Prepaid expenses	8,900	8,900
Total Current Assets	52,238	68,069

Copyrights	865,000	865,000
Equipment, net	191,462	210,658
Deferred Financing Costs	66,064	66,064

TOTAL ASSETS	$1,174,764	$1,209,791

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accrued liabilities - other	$456,092	$271,376
Accrued officers’ salaries	116,250	116,250
Acquisition cost payable (Note 5)	56,502	56,502
Loans payable (Note 7)	378,600	42,000
Current portion of obligations under capital leases (Note 6)	80,310	96,759

Total Current Liabilities	1,087,754	582,887

Obligations Under Capital Leases (Note 6)	145,432	145,877
TOTAL LIABILITIES	1,233,186	728,764

Commitments and Contingencies (Note 6)
Going Concern (Note 1)

Shareholders' Equity (Deficiency) (Note 3)
Preferred stock, $0.00001 par value,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 100,000,000 shares authorized,
43,085,166 and 39,085,166 shares issued and outstanding at
March 31, 2011 and December 31, 2010	432	392
Additional paid-in capital	5,300,093	4,900,133
Deficit accumulated during the development stage	(5,358,947)	(4,419,498)

Total Shareholders' Equity (Deficiency)	(58,422)	481,027

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,174,764	$1,209,791
See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		December 12, 2006
	March 31,		(inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$15,887

Cost of Revenue	-	-	12,840

Gross Profit	-	-	3,047

Expenses
General and administration	267,467	95,971	3,895,679
Selling and marketing	196,480	-	289,320
Software development costs	438,800	-	1,100,277
Foreign exchange loss	12,813	1,016	20,575
Depreciation	18,747	786	40,762
Interest	5,142	-	8,851
Loss on disposal of equipment	-	-	6,530
	939,449	97,773	5,361,994

Net Loss	$(939,449)	$(97,773)	$(5,358,947)

Basic and diluted net loss per share	$(0.02)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	42,462,944	24,005,166

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the three month period ended March 31, 2011 and the period December 12, 2006 (inception) through December 31, 2010

						Deficit
						Accumulated	Total
	Preferred Stock		Common Stock		Additional	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Sale of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (unaudited)	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Sale of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Sale of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Sale of common shares	-	-	1,133,664	12	170,038	-	170,050
Sale of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited)	-	-	39,085,166	392	4,900,133	(4,419,498)	481,027
Sale of common shares	-	-	4,000,000	40	399,960	-	400,000
Net Loss	-	-	-	-	-	(939,449)	(939,449)
Balance March 31, 2011 (Unaudited)	-	$-	43,085,166	$432	$5,300,093	$(5,358,947)	$(58,422)

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		December 12, 2006
	March 31,		(inception) to
	2011	2010	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(939,449)	$(97,773)	$(5,358,947)
Adjustment to reconcile net loss to cash used in
operating activities:
Depreciation	18,747	786	40,762
Stock compensation	399,600	-	3,175,977
Loss on disposal of equipment		-	6,530
Changes in operating assets and liabilities:
Increase/(Decrease) in prepaid expenses	-	-	(8,900)
Increase/(Decrease) in accrued liabilities	185,165	(31,154)	961,869
NET CASH USED IN OPERATING ACTIVITIES	(335,937)	(128,141)	(1,182,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	-	(40,312)	41,957
Proceeds from sale of common stock	400	170,050	862,566
Deferred financing costs	-		(26,064)
Repayment of obligations under capital leases	(16,894)		(16,894)
Proceeds from loans payable	336,600		378,600
NET CASH PROVIDED BY FINANCING ACTIVITIES	320,106	129,738	1,240,165

NET (DECREASE) INCREASE IN CASH	(15,831)	1,597	43,338

CASH - BEGINNING OF PERIOD	59,169	2,969	-
CASH - END OF PERIOD	$43,338	$4,566	$43,338

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$8,851	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$-	$224,959

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

Organization
Kallo Inc. (the “Company”), formerly, Diamond Technologies, Inc. ("Kallo"), a development stage company, was incorporated in Nevada on December 12, 2006. The Company originally offered media, inks, printing, and graphic design services to the large format digital printing industry. The Company's fiscal year ends on December 31st. On December 31, 2009, Kallo closed an agreement with Rophe Medical Technologies Inc. and its shareholders (collectively “Rophe”) wherein Kallo acquired all of the issued and outstanding shares of common stock of Rophe.  As a result of the Rophe transaction, Kallo changed its business focus from selling printing equipment to manufacturing and developing software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

On January 14, 2011, Kallo Inc. was incorporated in Nevada and merged into Diamond Technologies Inc., at which point the Company changed its name to Kallo Inc.

On December 10, 2010, the Company entered into a North American Authorized Agency Agreement (the “Agreement”) with Advanced Software Technologies, Inc., located in the Grand Cayman Islands (“AST”).  Under the Agreement the Company was appointed sales agent for AST and will be paid fees by AST for selling AST products. The Company has agreed to pay AST a total of $213,000 (Note 6) for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market. The AST technology is being incorporated into the Company’s medical information software currently in development.

Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. However, the Company has incurred operating losses since inception and has an accumulated deficit of $5,358,947 at March 31, 2011. The Company will continue to incur losses as it develops its products and marketing channels during 2011.

The Company has met its historical working capital requirements from the sale of common shares and loans from an officer/stockholder. In order to not burden the Company, the officer/stockholder has agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. The Company has retained the services of a financial advisor to help it raise new financing (Note 8). This factor raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC for the year ended December 31, 2010.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION (continued)

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended December 31, 2010 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recent Accounting Pronouncements
In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company does not believe that this new pronouncement will have a material impact on its operations.

NOTE 2 – STOCKHOLDERS’ EQUITY

Common Stock
On January 14, 2011 the Company sold 4,000,000 shares of its common stock at $0.0001 per share to its CEO for proceeds of $400. Because the sale price was below the quoted stock price of $0.10 per share at the time, the Company considered $399,600 as compensation and recorded the amount as stock based compensation with a corresponding credit to additional paid-in-capital.

NOTE 3 – WARRANTS

Warrant activity for the year ended December 31, 2010 and the three months ended March 31, 2011 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2009	-	-
Granted	1,580,000	$0.50
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2010 and March 31, 2011	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC and expire on December 31, 2011.

The value of the stock purchase warrants was valued at $117,620 using the following assumptions and estimates in the Black-Scholes model: Expected life of 1.2 years, volatility of 100%, dividend yield of 0% and risk-free interest rate of 1.40%.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2011, 4,000,000 shares were issued to a director and officer of the Company for cash consideration of $400 and $14,318 was paid to a director of the Company.

NOTE 5 – ROPHE ACQUISITION

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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at March 31, 2011, there is a payable in the amount of $56,502. The 3,000,000 shares were considered issued as at the closing date of the acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

The total recorded acquisition price of $865,000 was allocated to the copyrights obtained in the acquisition as they were the only significant assets of Rophe, which did not have any operations. The Company has not recorded the remaining contingent payment of $700,000 due to the uncertainty of the launch of Projects 1, 2 and 3.

NOTE 6 – COMMITMENTS & CONTINGENCIES

Commitments

Operating lease
The Company leases office facilities under non-cancelable operating leases.  The Company’s obligations under non-cancelable lease commitments are as follows:

Year ending December 31,
2011	$55,077
2012	12,239
Total	$67,316

Capital lease
Minimum lease payments on capital lease obligations are as follows:

Year ending December 31,
2011	$88,355
2012	92,286
2013	72,136
252,777
Less: imputed interest	(27,035)

$225,742

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 – COMMITMENTS & CONTINGENCIES (continued)

Software development
As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $39,200 was paid during the quarter ended March 31, 2011 (2010 - $28,000). The remaining balance of $145,800 is due in 2011.

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

NOTE 7 – LOANS PAYABLE

A loan payable of $25,000 bears interest at 12% per annum, accrued and payable quarterly, is unsecured and is payable on December 31, 2011. The holders have the option to convert the loan into common stock of the Company at the rate of $0.15 per share.

A loan payable of $17,000 bears interest at 12% per annum, is unsecured and is payable on demand.

Loans payable of $336,600 bear interest at 12% per annum, are unsecured and are payable within three months from the date of the loans. If the loans are not paid on the due dates, the loans are automatically renewed for another term of three months.

NOTE 8 – CAPITAL RAISE

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 – CAPITAL RAISE (continued)

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

NOTE 9 – COMPARATIVE

The unaudited condensed consolidated financial statements have been reclassified, where applicable, to conform to the presentation used in the current period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay out our bills. This is because we have not generated substantial revenues and do not anticipate generating on-going revenue until we complete the development of our website and engage suppliers and customers to buy our products.

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

Our plan and focus during the next twelve months includes both selling our existing products as well as developing and possibly selling new products.

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

We are considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at March 31, 2011 had a working capital deficiency of $1,035,516.

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

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2011 or 2010. From our inception on December 12, 2006 to March 31, 2011 we generated $15,887 in revenues.

Expenses

During the three months ended March 31, 2011 we incurred total expenses of $939,449, including $85,046 in salaries and compensation, $438,800 in research and development costs, $18,747 in depreciation, $127,761 in professional fees and $196,480 in selling marketing expenses and $72,615 as other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees.

During the three months ended March 31, 2010 we incurred total expenses of $97,773, including $27,360 in salaries and compensation, $786 in depreciation, $65,111 in professional fees, and $4,516 in other expenses. The increase in our expenses for the three months ended March 31, 2011 from the comparative period is a reflection of the increase activities of the Company as we work towards the development and marketing of a new medical software technology.

Net Loss

During the three months ended March 31, 2011 we did not generate any revenues and we incurred a net loss of $939,449, compared to a net loss of $97,773 during the same period in 2010.

From our inception on December 12, 2006 to March 31, 2011 we incurred a net loss of $5,358,947, $3,895,679 of which was general and administration, $1,100,277 of which was software development costs, $289,320 of which was selling and marketing, $40,762 of which was depreciation and $32,909 of which was other expenses.

From Inception on December 12, 2006 to March 31, 2011

During the year 2007, we incorporated the company, hired the attorney and the auditor and began to negotiate contracts and sell printing related products.

During the year 2008, we continued sourcing products. We did not sell any products or services.

During the year 2009, we did not sell any products or services. We acquired all of the issued and outstanding shares of common stock of Rophe Medical Technologies, Inc.

During the year 2010, we relocated the Company’s executive office to Markham, Ontario, changed the Company’s name to Kallo Inc., cancelled various employment contracts with previous officers and obtained forgiveness of debt from several directors and officers for compensation and debt owing to them. Our loss since inception is $5,358,947.

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

In 2010, we sold 1,133,664 shares of common stock at $0.15 per share for a total of $170,050 and 1,580,000 units of the Company’s common stock and common share warrant at $0.25 per unit for gross proceeds of $395,000. Each unit comprised of one common share and one common share warrant.  Each common share warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC at a price of $0.50 per share.

On August 18, 2010, we issued 13,500,000 common stock of the Company valued at $3,375,000 for cash proceeds of $1,350 to the directors and officers of the Company and stock based compensation of $3,373,650.

On January 14, 2011 the Company sold 4,000,000 shares of its common stock at $0.0001 per share to its CEO for cash proceeds of $400 and stock based compensation of $399,600.

Liquidity and capital resources

As at March 31, 2011, the Company had current assets of $52,238 and current liabilities of $1,087,754, indicating working capital deficiency of $1,035,516. As of March 31, 2011, our total assets were $1,174,764 in cash, copyrights, equipment and our total liabilities were $1,233,186 comprised of $456,092 in accrued liabilities, $116,250 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $56,502, loans payable of $378,600 and obligations under capital leases of $225,742.

Cash used in operating activities amounted to $335,937 during the first quarter of 2011, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the year.

Cash provided by financing activities during the first quarter of 2011 amounted to $320,106 and represented proceeds from loans received of $336,600, proceeds from sale of common stock of $400, net of payments under capital lease obligations of $16,894.

In the first quarter of 2011, the Company issued 4,000,000 shares of its common stock at $0.0001 per share to its CEO for cash proceeds of $400 and stock based compensation of $399,600.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.

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

ITEM 6.                 EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.18	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.19	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.20	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.21	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.22	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.23	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.24	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.25	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.26	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.27	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of May, 2011.

KALLO INC.
(the “Registrant”)

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.18	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.19	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.20	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.21	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.22	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.23	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.24	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.25	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.26	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.27	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2