Form 10-Q
period 2011-06-30
Kallo Inc.
filed 2011-08-12
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
43,085,166 as of August 9, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$10,311	$59,169
Prepaid expenses	8,900	8,900
Total Current Assets	19,211	68,069

Copyrights	865,000	865,000
Equipment, net	209,145	210,658
Deferred Financing Costs	66,064	66,064
TOTAL ASSETS	$1,159,420	$1,209,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities - other	$774,181	$271,376
Accrued officers’ salaries	116,250	116,250
Acquisition cost payable (Note 5)	56,502	56,502
Loans payable (Note 7)	606,503	42,000
Current portion of obligations under capital leases (Note 6)	133,986	96,759
Total Current Liabilities	1,687,422	582,887

Obligations Under Capital Leases (Note 6)	132,176	145,877
TOTAL LIABILITIES	1,819,598	728,764

Commitments and Contingencies (Note 6)
Going Concern (Note 1)

Stockholders' Equity (Deficiency) (Notes 2 and 3)

Preferred stock, $0.00001 par value, none issued and outstanding	-	-

Common stock, $0.00001 par value, 500,000,000 shares authorized, 43,085,166 and 39,085,166 shares issued and outstanding at June 30, 2011 and December 31, 2010	432	392

Additional paid-in capital	5,300,093	4,900,133
Deficit accumulated during the development stage	(5,960,703)	(4,419,498)

Total Stockholders' Equity (Deficiency)	(660,178)	481,027

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,159,420	$1,209,791

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		December 12, 2006
	June 30,		June 30,		(inception) to
	2011	2010	2011	2010	June 30, 2011

Revenue	$-	$-	$-	$-	$15,887

Cost of Revenue	-	-	-	-	12,840

Gross Profit	-	-	-	-	3,047

Expenses
General and administration	450,751	217,446	718,218	313,417	4,346,430
Selling and marketing	71,349	-	267,829	-	360,669
Software development costs	31,005	-	469,805	-	1,131,282
Foreign exchange loss	554	-	13,367	1,016	21,129
Depreciation	22,545	781	41,292	1,567	63,307
Interest	25,552	194	30,694	194	34,403
Loss on disposal of equipment	-	-	-	-	6,530
	601,756	218,421	1,541,205	316,194	5,963,750

Net Loss	$(601,756)	$(218,421)	$(1,541,205)	$(316,194)	$(5,960,703)

Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.04)	$ (0.01)

Weighted average shares used in calculating
Basic and diluted net loss per share	43,085,166	24,005,166	42,775,774	23,828,049

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the six month period ended June 30, 2011 and the period December 12, 2006 (inception) through December 31, 2010

						Deficit
						Accumulated	Total
	Preferred Stock		Common Stock		Additional	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Sale of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (unaudited)	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Sale of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Sale of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Sale of common shares	-	-	1,133,664	12	170,038	-	170,050
Sale of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited)	-	-	39,085,166	392	4,900,133	(4,419,498)	481,027
Sale of common shares	-	-	4,000,000	40	399,960	-	400,000
Net Loss	-	-	-	-	-	(1,541,205)	(1,541,205)
Balance June 30, 2011 (Unaudited)	-	$-	43,085,166	$432	$5,300,093	$(5,960,703)	$(660,178)

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		December 12, 2006
	June 30,		(inception) to
	2011	2010	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,541,205)	$(316,194)	$(5,960,703)
Adjustment to reconcile net loss to cash used in
operating activities:
Depreciation	41,292	1,567	63,307
Stock based compensation	399,600	-	3,175,977
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	5,927	-	5,927
Changes in operating assets and liabilities:
Increase/(Decrease) in prepaid expenses	-	-	(8,900)
Increase/(Decrease) in accrued liabilities and officers’ salaries	503,815	172,634	1,280,519
NET CASH USED IN OPERATING ACTIVITIES	(590,571)	(141,993)	(1,437,343)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	-	(28,810)	41,957
Proceeds from sale of common stock	400	170,050	862,566
Deferred financing costs	-		(26,064)
Repayment of obligations under capital leases	(23,190)		(23,190)
Proceeds from loans payable	564,503		606,503
NET CASH PROVIDED BY FINANCING ACTIVITIES	541,713	141,240	1,461,772

NET (DECREASE) INCREASE IN CASH	(48,858)	(753)	10,311

CASH - BEGINNING OF PERIOD	59,169	2,969	-
CASH - END OF PERIOD	$10,311	$2,216	$10,311

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$8,851	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$39,467	$-	$224,959

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

Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. However, the Company has incurred operating losses since inception and has an accumulated deficit of $5,960,703 at June 30, 2011 (December 31, 2010 - $4,419,498). The Company will continue to incur losses as it develops its products and marketing channels during 2011.

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

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended December 31, 2010 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION (continued)

Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in Accounting Standard Codification Topic 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. The ASU, which does not change the items that must be reported in other comprehensive income or their accounting treatment, is effective for the Company beginning in the first quarter of 2012.

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

NOTE 3 – WARRANTS

Warrant activity for the year ended December 31, 2010 and the six months ended June 30, 2011 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2009	-	-
Granted	1,580,000	$0.50
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2010 and June 30, 2011	1,580,000	$0.50

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2011, 4,000,000 shares were issued to a director and officer of the Company for cash consideration of $400 (Note 2) and $14,318 was paid to a director of the Company for legal fees and disbursements. Transactions with related parties are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at June 30, 2011, there is a payable in the amount of $56,502. The 3,000,000 shares were considered issued as at the closing date of the acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

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

NOTE 6 – COMMITMENTS & CONTINGENCIES

Commitments

Operating lease
The Company leases office facilities under non-cancelable operating leases.  The Company’s obligations under non-cancelable lease commitments are as follows:

Year ending December 31,
2011	$36,718
2012	12,239
Total	$48,957

Capital lease
Minimum lease payments on capital lease obligations are as follows:

Year ending December 31,
2011	$108,025
2012	104,203
2013	86,836
299,064
Less: imputed interest	(32,902)
$266,162

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 – COMMITMENTS & CONTINGENCIES (continued)

Software development

As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $69,200 was paid during the six months ended June 30, 2011 (2010 - $28,000). The remaining balance of $115,800 is due in 2011.

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

Loans payable of $564,503 bear interest at 12% per annum, are unsecured and are payable within three months from the date of the loans. If the loans are not paid on the due dates, the loans are automatically renewed for another term of three months.

NOTE 8 – CAPITAL RAISE

On November 8, 2010, the Company signed an agreement to retain the services of JARR Capital Corp. (“JARR Capital”) to act as its exclusive financial adviser and fiscal agent in connection with raising financing of an amount of $4,000,000  (the “Transaction”) and helping the Company to complete the acquisition of a service-based, valued-business enterprise. Subsequently, on February 17, 2011, the agreement was amended to increase the offering up to $5,000,000 at a price of $0.15 per unit.  Each unit will be comprised of one (1) share of common stock and one-half (1/2) warrant.  Each whole warrant will allow the warrant holder to purchase one additional share of common stock at an exercise price of $1.00 per share. The compensation payable to JARR Capital by the Company pursuant to this agreement is:

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

On June 22, 2011, the Company amended further the agreement entered into with JARR Capital Corp. on November 8, 2010 to provide for the payment of compensation to JARR Capital as provided for in the November 8, 2010 initial agreement upon JARR Capital successfully placing convertible debentures with non-US persons outside the United States of America.

JARR Capital is working on raising the financing as per the above agreement.

NOTE 9 – COMPARATIVE

The unaudited condensed consolidated financial statements have been reclassified, where applicable, to conform to the presentation used in the current period.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are considered to be in the development stage, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at June 30, 2011 had a working capital deficiency of $1,668,211.

The development and marketing of new medical software technology is capital intensive. We have funded operations to date either through the sale of our common stock or through advances made by our key stockholders.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2011 or 2010. From our inception on December 12, 2006 to June 30, 2011 we generated $15,887 in revenues.

Expenses

During the three months ended June 30, 2011 we incurred total expenses of $601,756, including $179,033 in salaries and compensation, 31,005 in research and development costs, $22,545 in depreciation, $165,926 in professional fees and $71,349 in selling marketing expenses and $131,898 as other expenses whereas during the three months ended June 30, 2010 we incurred total expenses of $218,421, including $158,219 in salaries and compensation, $781 in depreciation, $56,585 in professional fees, and $2,836 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase in our expenses for the three months ended June 30, 2011 from the comparative period is a reflection of the increase activities of the Company as we work towards the development and marketing of a new medical software technology.

During the six months ended June 30, 2011 we incurred total expenses of $1,541,205, including $266,120 in salaries and compensation, $469,805 in research and development costs, $41,292 in depreciation, $276,703 in professional fees and $267,829 in selling marketing expenses and $219,456 as other expenses whereas during the six months ended June 30, 2010 we incurred total expenses of $316,194, including $158,219 in salaries and compensation, $1,567 in depreciation, $149,056 in professional fees, and $7,352 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase in our expenses for the six months ended June 30, 2011 from the comparative period is a reflection of the increase activities of the Company as we work towards the development and marketing of a new medical software technology.

Net Loss

During the three months ended June 30, 2011 we did not generate any revenues and we incurred a net loss of $601,756, compared to a net loss of $218,421 during the same period in 2010.

During the six months ended June 30, 2011 we did not generate any revenues and we incurred a net loss of $1,541,205, compared to a net loss of $316,194 during the same period in 2010.

From our inception on December 12, 2006 to June 30, 2011 we incurred a net loss of $5,960,703, $4,346,430 of which was general and administration, $1,131,282 of which was software development costs, $360,669 of which was selling and marketing, $63,307 of which was depreciation and $59,015 of which was other expenses.

From Inception on December 12, 2006 to June 30, 2011

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

During the year 2010, we relocated the Company’s executive office to Markham, Ontario, changed the Company’s name to Kallo Inc., cancelled various employment contracts with previous officers and obtained forgiveness of debt from several directors and officers for compensation and debt owing to them. Our loss since inception is $5,960,703.

Since inception, we sold 5,000,000 pre-dividend shares of common stock to our officers and directors for $50; issued 490,500 pre-dividend shares of common stock at $0.25 per share for a total of $122,625; and issued 83,334 pre-dividend shares of common stock at $0.60 per share for a total of $50,000. Those shares were subsequently increased to reflect a 3 for 1 stock dividend declared on February 11, 2008.

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

Liquidity and capital resources

As at June 30, 2011, the Company had current assets of $19,211 and current liabilities of $1,687,422, indicating working capital deficiency of $1,668,211. As of June 30, 2011, our total assets were $1,159,420 in cash, copyrights, equipment and our total liabilities were $1,819,598 comprised of $774,181 in accrued liabilities, $116,250 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $56,502, loans payable of $606,503 and obligations under capital leases of $266,162.

Cash used in operating activities amounted to $590,571 during the six months ended June 30, 2011, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the current period.

Cash provided by financing activities during the six months ended June 30, 2011 amounted to $541,713 and represented proceeds from loans received of $564,503, proceeds from sale of common stock of $400, net of payments under capital lease obligations of $23,190.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2011.

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