Form 10-Q
period 2011-09-30
Kallo Inc.
filed 2011-11-21
CIK 1389034

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
113,572,632 as of November 18, 2011.

TABLE OF CONTENTS

		Page

PART I.

Item 1.	Financial Statements.	3

	Financial Statements:
	Condensed Consolidated Balance Sheets
	Condensed Consolidated Statements of Operations
	Condensed Consolidated Changes in Statements of Stockholders’ Equity (Deficiency)
	Condensed Consolidated Statements of Cash Flows
	Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	15

Item 4.	Controls and Procedures.	15

PART II.

Item 1.	Legal Proceedings.	16

Item 1A.	Risk Factors.	16

Item 6.	Exhibits.	16

Signatures		19

Exhibit Index		20

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS (UNAUDITED)

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$4,791	$59,169
Prepaid expenses	8,900	8,900
Total Current Assets	13,691	68,069

Copyrights	865,000	865,000
Equipment, net	187,319	210,658
Deferred Financing Costs	66,064	66,064
TOTAL ASSETS	$1,132,074	$1,209,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accrued liabilities - other	$1,136,148	$271,376
Accrued officers’ salaries	110,304	116,250
Acquisition cost payable (Note 5)	53,611	56,502
Loans payable (Note 7)	-	42,000
Due to shareholder	24,350	-
Current portion of obligations under capital leases (Note 6)	154,935	96,759
Total Current Liabilities	1,479,348	582,887

Obligations under capital leases (Note 6)	103,252	145,877
TOTAL LIABILITIES	1,582,600	728,764

Commitments and Contingencies (Note 6)
Going Concern (Note 1)

Stockholders' Equity (Deficiency) (Notes 2 and 3)
Preferred stock, $0.00001 par value,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 shares authorized,
112,572,632 and 39,085,166 shares issued and outstanding at
September 30, 2011 and December 31, 2010	1,127	392
Additional paid-in capital	8,787,605	4,900,133
Deficit accumulated during the development stage	(9,239,258)	(4,419,498)

Total Stockholders' Equity (Deficiency)	(450,526)	481,027

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,132,074	$1,209,791

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					December 12, 2006
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$15,887

Cost of Revenue	-	-	-	-	12,840

Gross Profit	-	-	-	-	3,047

Expenses
General and administration	754,097	3,626,562	1,472,315	3,939,979	5,100,527
Selling and marketing	39,645	-	307,474	-	400,314
Software development costs	2,439,560	-	2,909,365	-	3,570,842
Foreign exchange loss/(gain)	(17,668)	1,059	(4,301)	2,075	3,461
Depreciation	21,825	310	63,117	1,877	85,132
Interest	23,096	187	53,790	381	57,499
Loss on disposal of equipment	-	-	-	-	6,530
Loss on conversion of debt	18,000	-	18,000	-	18,000
	3,278,555	3,628,118	4,819,760	3,944,312	9,242,305

Net Loss	$(3,278,555)	$(3,628,118)	$(4,819,760)	$(3,944,312)	$(9,239,258)

Basic and diluted net loss per share	$(0.07)	$(0.12)	$(0.11)	$(0.15)

Weighted average shares used in calculating
Basic and diluted net loss per share	49,204,004	29,684,514	44,942,064	25,810,131

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the nine month period ended September 30, 2011 and the period December 12, 2006 (inception)
through December 31, 2010

						Deficit
						Accumulated	Total
	Preferred Stock		Common Stock		Additional	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)

Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-

Sale of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (unaudited)	-	-	15,000,000	150	(100)	(18,500)	(18,450)

Sale of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)

Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)

Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Sale of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229

Sale of common shares	-	-	1,133,664	12	170,038	-	170,050
Sale of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027

Sale of common shares	-	-	4,000,000	40	399,960	-	400,000
Sale of common shares	-	-	500,000	5	24,995	-	25,000
Settlement of accounts payable by shares	-	-	883,334	9	39,991	-	40,000
Conversion of loans payable into shares	-	-	13,604,132	136	698,071	-	698,207
Sale of common shares	-	-	54,500,000	545	2,724,455	-	2,725,000
Net Loss	-	-	-	-	-	(4,819,760)	(4,819,760)
Balance September 30, 2011 (unaudited)	-	$-	112,572,632	$1,127	$8,787,605	$(9,239,258)	$(450,526)

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			December 12, 2006
	Nine Months Ended		(inception) to
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(4,819,760)	$(3,944,312)	$(9,239,258)
Adjustment to reconcile net loss to cash used in
operating activities:
Depreciation	63,117	1,877	85,132
Stock based compensation	2,769,510	3,373,850	5,545,887
Loss on conversion of debt	18,000	-	18,000
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	5,927	-	5,927
Non-cash settlement of expenses	394,905	-	394,905
Changes in operating assets and liabilities:
Increase/(Decrease) in cash held in escrow	-	(189,490)	-
Increase/(Decrease) in prepaid expenses	-	-	(8,900)
Increase/(Decrease) in accrued liabilities and officers’ salaries	855,935	333,498	1,632,639
NET CASH USED IN OPERATING ACTIVITIES	(712,366)	(424,577)	(1,559,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	24,350	(43,217)	66,307
Proceeds from sale of common stock	590	466,400	862,756
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(30,154)	-	(30,154)
Proceeds from loans payable	663,202	-	705,202
NET CASH PROVIDED BY FINANCING ACTIVITIES	657,988	423,183	1,578,047

NET (DECREASE) INCREASE IN CASH	(54,378)	(1,394)	4,791

CASH - BEGINNING OF PERIOD	59,169	2,969	-
CASH - END OF PERIOD	$4,791	$1,575	$4,791

SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$40,570	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$39,778	$-	$225,270
Conversion of loans payable	$698,071	$-	$698,071
Settlement of accounts payable	$40,000	$-	$40,000

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

Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. However, the Company has incurred operating losses since inception and has an accumulated deficit of $9,239,258 at September 30, 2011 (December 31, 2010 - $4,419,498). The Company will continue to incur losses as it develops its products and marketing channels during 2011.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. ASU No. 2011-08 includes examples of events and circumstances that may indicate that a reporting unit’s fair value is less than its carrying amount. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

On September 13, 2011 the Company sold 500,000 shares of its common stock at $0.05 per share to a Director for proceeds of $25,000. The fair value of the shares of common stock sold was based on the quoted stock price at the time.

On September 21, 2011, the Company settled $40,000 in outstanding indebtedness to a former Director into 533,334 shares of its common stock. The fair value of the shares of common stock issued to settle the accounts payable was $40,000 based on the quoted stock price at the time. The Company recorded the settlement of the accounts payable with a corresponding credit to additional paid-in-capital. Additionally, on August 23, 2011, the Company issued 350,000 shares of its common stock to a vendor under an agreement that any proceeds realized would be used to offset existing accounts payable. To the extent that the proceeds of the sale of common stock is insufficient to cover the balance of $24,500, the Company will be required to pay the difference. As the Company is notified of sales of the common stock issued, it will reduce the payable and increase paid in capital.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 – STOCKHOLDERS’ EQUITY (continued)

Common Stock
On September 22, 2011 the Company settled $680,071 of debt, representing loans payable plus accrued interest, to 13,604,132 shares of its common stock. The settlement included the conversion of debt of approximately $28,000, representing a loan of $25,000 plus accrued interest, wherein the loan was convertible at the option of the lender at $0.15 per common share before December 31, 2011. The loss realized on conversion was $18,000. For the remaining loans settled, the fair value of the shares of common stock issued to the settle the accounts payable was $653,209 based on the quoted stock price at the time.

On September 22, 2011 the Company sold 54,500,000 shares of its common stock at $0.0001 per share for proceeds of $5,450. Because the sale price was below the quoted stock price of $0.05 per share at the time, the Company considered $2,719,550 as compensation and recorded $2,369,550 as stock based compensation and $350,000 as consulting expense with a corresponding credit to additional paid-in-capital. Of the shares issued, 47,500,000 were to its Directors.

NOTE 3 – WARRANTS

Warrant activity for the year ended December 31, 2010 and the nine months ended September 30, 2011 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2009	-	-
Granted	1,580,000	$0.50
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2010 and September 30, 2011	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC and expires on December 31, 2011.

The value of the stock purchase warrants was valued at $117,620 using the following assumptions and estimates in the Black-Scholes model: Expected life of 1.2 years, volatility of 100%, dividend yield of 0% and risk-free interest rate of 1.40%.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2011, 51,500,000 shares were issued to certain directors and officers of the Company for cash consideration of $5,850 (Note 2).

On August 23, 2011, the Company issued 350,000 shares of its common stock to a vendor under an agreement that any proceeds realized would be used to offset existing accounts payable. To the extent that the proceeds of the sale of common stock is insufficient to cover the balance of $24,500, the Company will be required to pay the difference. As the Company is notified of sales of the common stock issued, it will reduce the payable and increase paid in capital.

On September 13, 2011 the Company sold 500,000 shares of its common stock at $0.05 per share to a Director for proceeds of $25,000. The fair value of the shares of common stock sold was based on the quoted stock price at the time.

On September 21, 2011, the Company settled $40,000 in outstanding indebtedness to a former Director into 533,334 shares of its common stock. The fair value of the shares of common stock issued to settle the accounts payable was $40,000 based on the quoted stock price at the time.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS (continued)

On September 22, 2011 the Company settled $680,071 of debt, representing loans payable plus accrued interest, to shares of its common stock. The settlement included the conversion of debt of approximately $28,000, representing a loan of $25,000 plus accrued interest, wherein the loan was convertible at the option of the lender at $0.15 per common share before December 31, 2011. The loss realized on conversion was $18,000. The Company recorded the conversion of the loan with a corresponding credit to additional paid-in-capital and recognized the loss of $18,000 in the statement of operations. For the remaining loans settled, the fair value of the shares of common stock issued to the settle the accounts payable was $653,209 based on the quoted stock price at the time. The Company recorded the settlement of the loans payable with a corresponding credit to additional paid-in-capital.

A director of the Company $14,318 was paid to for legal fees and disbursements. Transactions with related parties are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at September 30, 2011, there is a payable in the amount of $53,611. The 3,000,000 shares were considered issued as at the closing date of the acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

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

Year ending December 31,
2011	$17,135
2012	11,423
Total	$28,558

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 6 – COMMITMENTS & CONTINGENCIES (continued)

Capital lease
Minimum lease payments on capital lease obligations are as follows:

Year ending December 31,
2011	$103,878
2012	104,204
2013	86,837
294,918
Less: imputed interest	(36,731)
$258,187

Software development
As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $69,200 was paid during the nine months ended September 30, 2011 (2010 - $28,000). The remaining balance of $115,800 is due in 2011.

Contingencies

A past officer of the Company has entered into an action against the Company to recover compensation due for a minimum of five years for a total amount of $915,765. The claim includes recovery of past compensation for services rendered, as well as future compensation due for a minimum of five years resulting from a breach of contract. The Company denies that it has any liability to the past officer under any of the claims in the complaint and intends to defend itself vigorously in the suit. Management has recognized an accrual of approximately $100,000 relating to the portion of the past compensation. For the remainder, management believes the suit is without merit due to the uncertainty of the outcome. Any further loss will be recognized as the loss is determined to be probable.

A third party claim was filed by a supplier of the Company for amounts owed for branding and internet services provided to the Company in the amount of $161,674 plus unspecified damages. The Company takes the position that the claim is for services that were not performed and has duplicated charges for work performed. Management has recognized an accrual of approximately $160,000 relating to this claim.

An examination of the payroll records of the Company was performed by a Government auditor which assessed violations of source deduction remittances. Exposure to violation including interest and penalties is approximately $38,000.  Management has recognized an accrual of approximately $38,000 relating to this claim. Failure to make payment may result in legal proceedings either by way of garnishing or action in the Federal Court which could result in seizure and sale of the Company’s assets.

NOTE 7 – LOANS PAYABLE

During the quarter ended September 30, 2011, the Company issued 13,604,132 common shares at the rate of $0.05 per share to settle loans payable of $680,071. The settlement included the conversion of a loan of $25,000 plus accrued interest, wherein the loan was convertible at the option of the lender at $0.15 per common share before December 31, 2011. The loss realized on conversion was $18,000 (see Note 2).

On September 28, 2011 the Company received a loan payable of $5,000, which bears interest at 12% per annum, accrued and payable quarterly, is unsecured and is payable on January 15, 2012.

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

As of December 31, 2010, the Company paid approximately $25,000 in cash and accrued $40,000 as deferred issuance costs.

On June 22, 2011, the Company amended further the agreement originally entered into with JARR Capital on November 8, 2010 to provide for the payment of compensation to JARR Capital as provided for in the November 8, 2010 initial agreement upon JARR Capital successfully placing convertible debentures with non-US persons outside the United States of America.

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

Our Sales and Marketing Strategy for existing developed products

As of the date of this report, we have not sold any products, nor do we have any customers.  We hope to initiate operations as soon as possible.  Our milestones during the next twelve months are:

1 – Developing our sales and marketing organization for the third party products along with our software that brings the data from these products into an EMR system in the major metropolitan areas of Canada.

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

We have appointed ecGroup as our Consultants to lead Kallo’s EMR certification programs (Provincial and National). The initial feedback is highly positive as to the technical and functional specifications validation. We are positive that Kallo’s EMR will stand the test and achieve the certification levels required to be eligible for the government-funding program in Canada.

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

C&ID-IMS - our Communicable and Infectious Diseases Information Management System technology.

CCG - our Clinical-Care Globalization technology.

We do not at this time have a definitive timetable as to when we will complete these intense development efforts on the above technologies.

MC-Telehealth - our Mobile Clinic and tele-health technology under “Mobile care™”

We have excellent traction for our Mobile care business globally. Nigeria has responded with two delegations visiting us in Toronto, Canada for discussions in the months of August 2011 and September 2011. Based on the market analysis and the Governors of Nigerian States proposed business and deployment model conducive to the local needs, Petrodata Management Services Ltd., Nigeria and Gateway Fabrications Ltd., Nigeria have signed a definitive Strategic Alliance Agreement with Kallo Inc., to represent / provide local logistic and professional services for implementation and maintenance of the Mobile care clinics. This definitive agreement was signed on the 24th October 2011 at Kallo headquarters in Markham, Canada.

We also, have signed a definitive Business Associate Agreement with Corporate Hype, an Ottawa based company involved with Sports, health and wellness programs within the First Nations communities across Canada., on the 7th  of November 2011. This agreement provides Kallo with business opportunities in this market segment which has the highest need for Mobile care Technologies. Our business relationship with Corporate Hype has already provided us the benefit of receiving an invitation to showcase our Mobile care solution in the AFN (Assemblies of First Nations) Healthcare conference held in Ottawa on the 7th, 8th, and 9th of November 2011. The Agreement with Corporate hype not only gives us potential business opportunities in the First Nations communities across Canada but also in the African countries other than Nigeria (where Kallo has exclusive agreement with committed business for Mobile care Clinics with Petrodata Management Services Ltd., and Gateway Fabrications Ltd.,)

The response from the Assemblies of First Nations (AFN) Healthcare conference was very encouraging that four regions have come back to us to follow up with specific proposals to address their regional and geographical challenges in delivering healthcare services to their rural communities.

We are considered to be in the development stage, as defined in Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 915. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at September 30, 2011 had a working capital deficiency of $1,441,157.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

To start revenue generation and become profitable, we have to increase our head count for sales and technical support, participate in healthcare conferences, establish credibility in the market leveraging management credibility to win customer confidence and materialize the current sales pipeline.

We also, need to get the certification of our product at provincial and national levels to become eligible for government funding in order that our customers can buy our EMR. All of these activities require substantial funding and we are continuing our fund raising efforts.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing stockholders.

Results of operations

Revenues

We did not generate any revenues during the nine months ended September 30, 2011 or 2010. From our inception on December 12, 2006 to September 30, 2011 we generated $15,887 in revenues.

Expenses

During the three months ended September 30, 2011 we incurred total expenses of $3,278,555, including $127,623 in salaries, $2,369,550 in stock based compensation, $70,010 in research and development costs, $21,825 in depreciation, $475,680 in professional fees and $39,645 in selling marketing expenses and $174,222 as other expenses whereas during the three months ended September 30, 2010 we incurred total expenses of $3,628,118, including $189,042 in salaries, $3,373,850 in stock based compensation, $310 in depreciation, $42,047 in professional fees, and $22,869 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The expenses for the three months ended September 30, 2011 are a reflection of the activities of the Company as we work towards the development and marketing of a new medical software technology.

During the nine months ended September 30, 2011 we incurred total expenses of $4,819,760, including $393,743 in salaries, $2,769,510 in stock based compensation, $140,215 in research and development costs, $63,117 in depreciation, $752,383 in professional fees and $307,474 in selling marketing expenses and $393,318 as other expenses whereas during the nine months ended September 30, 2010 we incurred total expenses of $3,944,312, including $347,261 in salaries, $3,373,850 in stock based compensation, $1,877 in depreciation, $192,305 in professional fees, and $29,019 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase in our expenses for the nine months ended September 30, 2011 from the comparative period is a reflection of the increase activities of the Company as we work towards the development and marketing of a new medical software technology.

Net Loss

During the three months ended September 30, 2011 we did not generate any revenues and we incurred a net loss of $3,278,555, compared to a net loss of $3,628,118 during the same period in 2010.

During the nine months ended September 30, 2011 we did not generate any revenues and we incurred a net loss of $4,819,760, compared to a net loss of $3,944,312 during the same period in 2010.

From our inception on December 12, 2006 to September 30, 2011 we incurred a net loss of $9,239,258, $5,100,527 of which was general and administration, $3,570,842 of which was software development costs, $400,314 of which was selling and marketing, $85,132 of which was depreciation and $82,443 of which was other expenses.

From Inception on December 12, 2006 to September 30, 2011

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

During the year 2010, we relocated the Company’s executive office to Markham, Ontario, changed the Company’s name to Kallo Inc., cancelled various employment contracts with previous officers and obtained forgiveness of debt from several directors and officers for compensation and debt owing to them. Our loss since inception is $9,239,258.

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

On August 23, 2011, the Company issued 350,000 shares of its common stock to a vendor under an agreement that any proceeds realized would be used to offset existing accounts payable. To the extent that the proceeds of the sale of common stock is insufficient to cover the balance of $24,500, the Company will be required to pay the difference. As the Company is notified of sales of the common stock issued, it will reduce the payable and increase paid in capital.

On September 13, 2011 the Company sold 500,000 shares of its common stock at $0.05 per share to a Director for proceeds of $25,000. The fair value of the shares of common stock sold was based on the quoted stock price at the time.

On September 21, 2011, the Company settled $40,000 in outstanding indebtedness to a former Director into 533,334 shares of its common stock. The fair value of the shares of common stock issued to settle the accounts payable was $40,000 based on the quoted stock price at the time. The Company recorded the settlement of the accounts payable with a corresponding credit to additional paid-in-capital.

On September 22, 2011 the Company converted $680,071 of debt, representing loans payable plus accrued interest, to shares of its common stock. The conversion included a loan of $25,000 plus accrued interest, wherein the loan was convertible at the option of the lender at $0.15 per common share before December 31, 2011. The loss realized on the conversion was $18,000. The Company recorded the conversion of the loan with a corresponding credit to additional paid-in-capital and recognized the loss of $18,000 in the statement of operations. For the remaining loans, the fair value of the shares of common stock issued to the settle the accounts payable was $653,209 based on the quoted stock price at the time. The Company recorded the conversion of the loans payable with a corresponding credit to additional paid-in-capital.

On September 22, 2011 the Company sold 54,500,000 shares of its common stock at $0.0001 per share for proceeds of $5,450. Because the sale price was below the quoted stock price of $0.05 per share at the time, the Company considered $2,719,550 as compensation and recorded $2,369,550 as stock based compensation and $350,000 as consulting expense with a corresponding credit to additional paid-in-capital. Of the shares issued, 47,500,000 were to its Directors.

Liquidity and capital resources

As at September 30, 2011, the Company had current assets of $13,691 and current liabilities of $1,479,348, indicating working capital deficiency of $1,465,657. As of September 30, 2011, our total assets were $1,132,074 in cash, copyrights, equipment and our total liabilities were $1,582,600 comprised of $1,136,148 in accrued liabilities, $110,304 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $53,611, $24,350 due to a shareholder and obligations under capital leases of $258,187.

Cash used in operating activities amounted to $712,366 during the nine months ended September 30, 2011, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the current period.

Cash provided by financing activities during the nine months ended September 30, 2011 amounted to $657,988 and represented proceeds from loans received of $663,202, proceeds from sale of common stock of $590, stockholder advances of $24,350, net of payments under capital lease obligations of $30,154.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Watt International Inc. v. Kallo Inc., Court file number CV-11-429979-00A1, pending in the Ontario Superior Court of Justice wherein Watt International Inc. (“Watt”) is seeking damages for monies alledgedly owed for branding and internet services provided by Watt to Kallo. As the date hereof, Management takes the position that the claim is for services that were not performed and has duplicated charges for work performed.

ITEM 1A.                   RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.                      EXHIBITS.

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of November, 2011.

KALLO INC.
(the “Registrant”)

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X