Form 10-K
period 2011-12-31
Kallo Inc.
filed 2012-04-19
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

Commission file number 000-53183

KALLO INC.
(formerly Diamond Technologies Inc.)

Nevada
(State or other jurisdiction of incorporation or organization)

15 Allstate Parkway, Suite 600
Markham, Ontario
Canada   L3R 5B4
(Address of Principal Executive Offices, including zip code)

(416) 246-9997
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of March 28, 2012: $27,556,595

The registrant had 137,782,976 shares of common stock outstanding as of March 28, 2012.

PART I

ITEM 1.              BUSINESS.

We were incorporated in the state of Nevada on December 12, 2006 as Printing Components Inc. to engage in the business of selling printing equipment and related products.  We subsequently changed our name to Diamond Technologies Inc. and then to our current name of Kallo Inc. On December 11, 2009, we entered into an agreement with Kallo Technologies Inc. (formerly known as Rophe Medical Technologies Inc.), a Ontario corporation and its shareholders (collectively “Rophe”) wherein we acquired all of the issued and outstanding shares of common stock of Rophe in exchange for 3,000,000 restricted shares of our common stock and $1,200,000. As a result of our acquisition of Rophe, we were no longer a “shell company” as that term is defined in Rule 405 of the Securities Act of 1933, as amended.

Upon acquiring Rophe, the focus of our business changed from selling printing equipment to manufacturing and developing medical information technology software.

Business Overview

We develop and sell software for doctors, Radiologists and hospitals. One of our products is an Electronic Medical Record System (EMR) called EMCURx. Emcurx is an informatics tool that enables the physician to make informed diagnostic and therapeutic decisions at point of care. The system communicates with existing legacy systems including Admissions (ADT), pharmacy, laboratory, radiology and Picture Archival and Communication Systems (PACS) through Health Language 7 (HL-7) interfaces. Through its interfaces, EMR captures all clinical information available on every hospitalized patient at any given moment, representing the totality of data required by the hospital clinical staff to perform their duties. Healthcare personnel are able to access information from a variety of different sources through this single software solution.

Our corporate headquarters are located at 15 Allstate Parkway, Markham, Ontario, Canada,

Our Technology

We own copyrighted proprietary software which allows us (or the physician or medical facility that uses the software?) to accumulate and store medical information from various parts of the health-care system into a single source to be stored as an Electronic Medical Record (EMR) for each patient.  This allows us (or the medical community that purchased the software?) to collect medical data for each individual patient, from various sources (physicians, hospitals, laboratories, and pharmacies into one depository which can be accessed by certain medical professionals.  This system eliminates patient errors when patients provide medical histories to new physicians and hospitals as welling as allowing health care providers with immediate up to the date information.

Our Solution consists of three distinct products for which we have distribution rights. Our solution addresses key technology gaps in the healthcare Clinical and administrative information environment:

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

Intellectual Property and Research and Development

We continue to improve and upgrade our system for better performance and to address specific needs. These development activities are often subcontracted to technical companies that specialize in these fields. All of our research and development work is proprietary to our company. During fiscal 2011, we did incur expenses towards cost of resources (both management and technical) relating to research and development with considerable efforts in continuing our research and development work on the Mobile Clinic and Telehealth system, which would be rolled out in the near term in different geographies based on the needs and funding availability.

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

Government Regulation and Legislation

EMR is required to obtain any governmental approvals to operate in the healthcare technology market. It is important that governments and healthcare authorities continue to recognize the importance of healthcare reform and the use of information systems, since there rests the impetus for change, hence a healthy, growing market.

In the Canadian context our products would require a preferred vendor status registration based on different provincial regulations which is generally seen as just a routine product and technology registration/endorsement

Employees

As of March 28, 2012, we have four (4) full time equivalent employee, one (1) part time employee and one (1) full time equivalent consultant, outsourced product development engineer from OEM (Original Equipment Manufacturer), Mountain Medical Technologies Inc. Our accounting functions are outsourced to JF Chartered Accountants and we have one (1) CPA as part time consultant.

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

Offices

Our administrative office is located at 15 Allstate Parkway, Suite 600, Markham, Ontario, Canada, L3R 5B4, our telephone number is (416) 246-9997. We lease this space from RCN Management Limited Partnership Company, pursuant to a written lease with a term of 18 months.  Our monthly rent is approximately $6,000.

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.           UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.              PROPERTIES.

Our properties consist mainly of leased office facilities. The executive offices of Kallo Inc. are located at 15 Allstate Parkway, Suite 600, Markham, Ontario, Canada, L3R 5B4, our telephone number is (416) 246-9997.

ITEM 3.              LEGAL PROCEEDINGS.

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

On March 14, 2012, the Company and the past officer have agreed to settle all the claims in exchange of the Company paying a total of $130,000 ($25,000 by March 29, 2012, 10 instalments of $10,000 for the following ten months, $5,000 by February 28, 2013) and issuing 500,000 restricted shares of its common stock to the past officer.

On July 29, 2011, Watt International Inc. (“Watt”) commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of $161,673.67 plus unspecified “special” damage. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform, and that Watt has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has recognized an accrual for the amount of the claim.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “KALO”. A summary of trading by quarter for 2011 and 2010 is as follows:

Fiscal Year 2011	High Bid	Low Bid
Fourth Quarter 10-1-11 to 12-31-11	$0.11	$0.02
Third Quarter 7-1-11 to 9-30-11	$0.10	$0.05
Second Quarter 4-1-11 to 6-30-11	$0.22	$0.10
First Quarter 1-1-11 to 3-31-11	$0.22	$0.05

Fiscal Year 2010	High Bid	Low Bid
Fourth Quarter 10-1-10 to 12-31-10	$0.51	$0.05
Third Quarter 7-1-10 to 9-30-10	$0.25	$0.10
Second Quarter 4-1-10 to 6-30-10	$4.50	$0.25
First Quarter 1-1-10 to 3-31-10	$0.15	$0.15

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

We have opened our office, purchased furniture and computers, installed phone lines and acquired finished goods for resale. We made no sales in 2011.

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

We have successfully launched one of our copyrighted technologies “MOBILE CARE” - Mobile Clinics in November 2011, and have since then received several enquiries for this product from countries in Africa, Vietnam, North West Territories and Northern Ontario in Canada, USA, and the Middle East. Based on the levels of interest from the local Ministries of Health, we have selected companies with business and technical strengths as our local representatives for sales and support in the region. We expect to see sales revenues from Kallos’ Mobile Care business unit in the next twelve (12) months.

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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at December 31, 2011 had a working capital deficiency of $1,447,002.

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

Results of operations

Revenues

We did not generate any revenues during the year ended December 31, 2011 or 2010. From our inception on December 12, 2006 to December 31, 2011 we generated $15,887 in revenues.

As of the last week of March 2012, we did not generate revenues.

Expenses

During the year ended December 31, 2011 we incurred total expenses of $5,337,700, including $2,988,350 in salaries and compensation, $162,815 in research and development costs, $85,296 in depreciation, $1,302,728 in professional fees, $426,017 in selling and marketing expenses and $372,494 as other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees.

During the year ended December 31, 2010 we incurred total expenses of $3,662,252.

The increase in our expenses for the year ended December 31, 2011 was primarily due to an increase in salaries and compensation of $441,321, an increase in selling and marketing expenses of $367,533 and an increase in professional fees of $982,774, offset by a decrease in research and development costs of $498,662.

Net Loss

During the year ended December 31, 2011 we did not generate any revenues and we incurred a net loss of $5,337,700 compared to a net loss of $3,662,252 in 2010.

From our inception on December 12, 2006 to December 31, 2011 we incurred a net loss of $9,757,198, $8,183,469 of which was general and administration, $824,292 of which was software development costs, $518,857 of which was selling and marketing and $230,580 of which was other expenses.

From Inception on December 12, 2006 to December 31, 2011

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

During the year 2010, we relocated the Company’s executive office to Markham, Ontario, changed the Company’s name to Kallo Inc., cancelled various employment contracts with previous officers and obtained forgiveness of debt from several directors and officers for compensation and debt owing to them. Our loss since inception is $9,892,676.

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

In 2011, we sold 13,604,132 shares of common stock for a total of $718,694 and issued 883,334 shares of common stock to creditors in satisfaction of $49,434 in outstanding payables. We also issued 58,500,000 common stock of the Company valued at $3,125,000 for cash proceeds of $5,850 from the directors and officers of the Company and stock based compensation of $3,119,150.

On October 24, 2011, we issued 1,000,000 common stock of the Company valued at $70,000 to a consultant for the provision of services relating to the marketing of the Company’s business and products to the public.

Liquidity and capital resources

As at December 31, 2011, the Company had current assets of $132,160 and current liabilities of $1,579,162, indicating working capital deficiency of $1,447,002. As of December 31, 2011, our total assets were $1,163,270 in cash, copyrights, equipment and our total liabilities were $2,057,815 comprised of $1,253,283 in accrued liabilities, $175,000 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $56,502, proceeds for shares to be issued of $394,474 and obligations under capital leases of $177,556.

Cash used in operating activities amounted to $983,233 during fiscal 2011, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the year.

Cash provided by financing activities during the year amounted to $939,885 and represented mainly proceeds from sales of common stock of $654,574 and proceeds for shares to be issued of $394,474, net of capital lease payments of $109,163.

In 2011, we sold 13,604,132 shares of common stock for a total of $718,694 and we issued 58,500,000 common stock of the Company valued at $3,125,000 for cash proceeds of $5,850 from the directors and officers of the Company and stock based compensation of $3,119,150.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Kallo Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Kallo Inc. (a development stage company) as of December 31, 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the period from December 12, 2006 (inception) to December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The financial statements as of December 31, 2010, and for the period December 12, 2006 (inception) to December 31, 2010, were audited by other auditors whose report dated May 9, 2011 expressed an unqualified opinion on those statements.  The financial statements for the period December 12, 2006 (inception) to December 31, 2010, include accumulated deficit of $4,419,498 and total assets of $1,209,791.  Our opinion on the consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the period December 12, 2006 (inception) to December 31, 2011, insofar as it relates to the amounts for prior periods through December 31, 2010, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of other auditors, provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the year then ended and for the period from December 12, 2006 (inception) to December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company is a development stage company, has experienced recurring losses since inception and has no established source of revenue.  Those conditions raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

SCHWARTZ LEVITSKY FELDMAN LLP
Toronto, Ontario, Canada	Chartered Accountants
April 16, 2012	Licensed Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors,
Kallo Inc.
(formerly Diamond Technologies Inc.)

We have audited the accompanying consolidated balance sheet of Kallo Inc. (the “Company”),  formerly known as Diamond Technologies Inc. (a development stage company),  as of December 31, 2010 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Collins Barrow Toronto LLP
Licensed Public Accountants
Chartered Accountants
Toronto, Ontario
May 09, 2011

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
ASSETS	2011	2010
Current Assets:
Cash	$15,821	$59,169
Other receivables	37,571	-
Prepaid expenses	78,768	8,900
Total Current Assets	132,160	68,069

Copyrights (Note 8)	865,000	865,000
Equipment, net (Note 6)	166,110	210,658
Deferred Financing Costs	-	66,064
TOTAL ASSETS	$1,163,270	$1,209,791

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accrued liabilities-other	$1,253,283	$271,376
Accrued officers’ salaries	175,000	116,250
Acquisition cost payable (Note 8)	56,502	56,502
Loans payable (Note 11)	-	42,000
Current portion of obligations under capital leases (Note 7)	94,377	96,759
Total Current Liabilities	1,579,162	582,887

Obligations Under Capital Leases (Note 7)	83,179	145,877
Deposit for shares to be issued (Note 13)	394,474	-
TOTAL LIABILITIES	2,056,815	728,764

Commitments and Contingencies (Notes 8 and 10)
Going Concern (Note 1)
Subsequent Events (Note 12)
Stockholders’ Equity (Deficit) (Note 3)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 (2010 – 100,000,000)
shares authorized, 113,072,632 and 39,085,166 shares issued and
outstanding at December 31, 2011 and 2010, respectively.	1,131	392
Additional paid-in capital	8,862,522	4,900,133
Deficit accumulated during the development stage	(9,757,198)	(4,419,498)

Total Stockholders’ Equity (Deficiency)	(893,545)	481,027
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,163,270	$1,209,791

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2011	2010	2011

Revenue	$-	$-	$15,887

Cost of Revenue	-	-	12,840
Gross Profit	-	-	3,047

Expenses
General and administration (Note 5)	4,555,257	2,910,164	8,183,469
Selling and marketing	426,017	58,484	518,857
Software development costs (Note 5)	162,815	661,477	824,292
Foreign exchange loss	(32,446)	7,761	(24,684)
Depreciation	85,296	14,127	107,311
Interest and financing costs	140,761	3,709	144,470
Loss on disposal of equipment	-	6,530	6,530
	5,337,700	3,662,252	9,760,245

Net Loss and comprehensive loss	$(5,337,700)	$(3,662,252)	$(9,757,198)

Loss per share - Basic and diluted net	$(0.087)	$(0.127)

Weighted average number of shares outstanding - Basic and diluted	61,446,207	28,941,609

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the the period from December 12, 2006 (inception) through December 31, 2011

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited)	-	$-	113,072,632	$1,131	$8,862,522	$(9,757,198)	$(893,545)

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period December 12, 2006 (inception) to December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,337,700)	$(3,662,252)	$(9,757,198)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	85,296	14,127	107,311
Stock-based compensation	3,119,150	2,764,877	5,895,527
Write-off of deferred financing costs	66,064	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	37,404	-	37,404
Loss on disposal of equipment	-	6,530	6,530
Non-cash interest accrued	3,336	-	3,336
Non-cash consulting expenses	13,233	-	13,233
Changes in operating assets and liabilities:
Increase in other receivables	(37,571)	-	(37,571)
Increase in prepaid expenses	(13,101)	(8,900)	(22,001)
Increase in accrued liabilities	1,080,656	545,200	1,857,360
NET CASH USED IN OPERATING ACTIVITIES	(983,233)	(340,418)	(1,830,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder advances (repayments)	-	(145,718)	41,957
Proceeds from issuance of common stock	654,574	566,400	1,516,740
Proceeds for shares to be issued	394,474	-	394,474
Deferred financing costs	-	(66,064)	(26,064)
Repayment of obligations under capital leases	(109,163)	-	(109,163)
Proceeds from loans payable	-	42,000	42,000
CASH PROVIDED BY FINANCING ACTIVITIES	939,885	396,618	1,859,944

NET (DECREASE) INCREASE IN CASH	(43,348)	56,200	15,821
CASH
Beginning of period	59,169	2,969	-
End of period	$15,821	$59,169	$15,821

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$51,957	$290

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$40,747	$224,959	$265,706
The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND GOING CONCERN

Organization

Kallo Inc. (the “Company” or “Kallo”), formerly, Diamond Technologies, Inc., a development stage company, was incorporated in Nevada on December 12, 2006. The Company originally offered media, inks, printing, and graphic design services to the large format digital printing industry. The Company’s fiscal year ends on December 31st. On December 31, 2009, Kallo entered into an agreement with Rophe Medical Technologies Inc. and its shareholders (collectively “Rophe”) wherein Kallo acquired all of the issued and outstanding shares of common stock of Rophe. As a result of the Rophe transaction, Kallo changed its business focus from selling printing equipment to manufacturing and developing software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $9,757,198 at December 31, 2011. The Company will continue to incur losses as it develops its products and marketing channels during 2012.

The Company has met its historical working capital requirements from the sale of common shares and loans from an officer/stockholder. In order to not burden the Company, the officer/stockholder has agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. After the year end, the Company raised $1,150,848.15, of which $394,474 was received as at December 31, 2011, by issuing 23,016,963 unregistered shares of common stock.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The consolidated financial statements were prepared using accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to a development stage enterprise under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205.

Basis of Consolidation

The consolidated financial statements include the accounts of Kallo and its wholly-owned subsidiary, Rophe Medical Technologies Inc. Significant inter-company transactions and balances have been eliminated on consolidation.

Loss Per Share

The Company computes basic net loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the period by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing the net loss for the year by the weighted average number of common and potentially dilutive common shares outstanding during the year, adjusted by any effects of warrants and options outstanding, if dilutive, that may add to the number of common shares during the year.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key estimates include the fair value of common stock issued for services received by the Company and provision for penalties and interest on estimated payroll tax liabilities.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Software Development Costs (continued)

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

Copyrights

Copyrights are stated at cost. According to the copyright laws in the United States of America, the life of a copyright is the author’s life plus 70 years, which is determined to be indefinite. As a result, the copyrights are not amortized but are subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, there was no impairment of copyrights as at December 31, 2011 and 2010.

Impairment of Long-lived Intangible Assets

Long-lived assets comprise of equipment and copyrights. The Company accounts for impairment of intangible assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets ,which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. Management reviewed its long-lived intangible assets and has determined that no impairment exists that relate to these assets through December 31, 2011.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (ASC 730-10). Accordingly, all research and development costs are charged to expense as incurred.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

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

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

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

Comprehensive Income

ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income or loss and its components in the consolidated financial statements. As at December 31, 2011 and 2010, the Company has no items that are required to be accounted for in comprehensive income or loss in the consolidated financial statements.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

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

Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives and most United States Government and agency securities).

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

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

The fair value of cash, other receivables and accrued liabilities approximate their carrying amounts due to their short term nature.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense for services rendered and over the employee’s requisite service period (generally the vesting period of the equity grant).

Contingencies

The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. There were no accruals recorded for such contingencies through December 31, 2011 and 2010.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized, utilizing the effective interest method, as a component of interest expense over the terms of the respective financing arrangements. These deferred costs are included in other assets, net in our accompanying Consolidated Balance Sheets. These costs relate directly to the proposed capital raise (See Note 12) by the Company. During the year ended December 31, 2011, the agreement ended without successful completion of the proposed capital raise and the costs were charged to the statement of operations.

Stock Issued in Exchange for Services

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by officers and directors of the Company based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the period that the services are performed.

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC 815-40 “DERIVATIVES AND HEDGING.” The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, “COMPENSATION - STOCK COMPENSATION.” Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Convertible Debts

Convertible debt is accounted for under ASC 470, Debt – Debt with Conversion and Other Options. . The Company records a beneficial conversion feature (BCF) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of warrants issued with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to paid-in-capital. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of following ASC Topic 718, except that the contractual life of the warrant is used. Under these guidelines, the Company allocates the value of the proceeds received from a convertible debt transaction between the conversion feature and any other detachable instruments (such as warrants) on a relative fair value basis. The allocated fair value is recorded as a debt discount or premium and is amortized over the expected term of the convertible debt to interest expense. For a conversion price change of a convertible debt issue, the additional intrinsic value of the debt conversion feature, calculated as the number of additional shares issuable due to a conversion price change multiplied by the previous conversion price, is recorded as additional debt discount and amortized over the remaining life of the debt.

The Company accounts for modifications of its Embedded Conversion Features (ECF’s) in accordance with EITF 06-6 which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19. “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Recent Accounting Pronouncements (continued)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income - Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in Accounting Standard Codification Topic 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. The ASU, which does not change the items that must be reported in other comprehensive income or their accounting treatment, is effective for the Company beginning in the first quarter of 2012.

In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”. This ASU effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. ASU No. 2011-12 should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after 15 December 2011. As ASU No. 2011-12 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company’s adoption of the new standard is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

On December 12, 2006, the Company issued 15,000,000 shares of common stock, par value $0.00001 per share, to its initial stockholders in exchange for $50 in cash. In 2007, the Company sold 1,471,502 shares of common stock at $0.083333 per share for total proceeds of $122,625 and 250,000 shares of common stock at $0.20 per share for total proceeds of $50,000.

In December 2009, the Company issued 6,000,000 of the Company’s common shares valued at $765,300 as part of the consideration paid to acquire the outstanding shares of Rophe Medical Technologies Inc. (See Note 8).

On December 30, 2009, the Company sold 150,000 shares of its common stock at $0.10 per share to its president for proceeds of $15,000. Because the sale price was below the quoted stock price of $0.15 per share at the time, the Company considered $7,500 as compensation and recorded the amount as stock based compensation with a corresponding credit to additional paid-in-capital.

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

On January 14, 2011, the Company issued 4,000,000 shares of its common stock at $0.0001 per share to its CEO for proceeds of $400. Because the sale price was below the quoted stock price of $0.10 per share at the time, the Company considered $399,600 as compensation and recorded the amount as stock based compensation with a corresponding credit to additional paid-in-capital.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

On September 22, 2011, the Company sold 54,500,000 shares of its common stock at $0.0001 per share for proceeds of $5,450, including 38,500,000 shares to its officers. Because the sale price was below the quoted stock price of $0.05 per share at the time, the Company considered $2,719,550 as compensation and recorded the amount as stock based compensation with a corresponding credit to additional paid-in- capital.

During the year ended December 31, 2011, the Company issued 883,334 shares of its common stock to creditors in consideration of satisfaction of $49,434 in outstanding payables.

On October 24, 2011, the Company issued 1,000,000 shares of its common stock valued at $70,000 to a consultant for the provision of services relating to the marketing of the Company’s business and products to the public.

During the year ended December 31, 2011, the Company issued 13,604,132 shares of its common stock for cash proceeds of $718,694.

Stock Split

On February 8, 2008 the Board of Directors approved a three-for-one stock split effective February 25, 2008. All references in the consolidated financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of this stock split.

NOTE 4 – WARRANTS

Warrant activity for the years ended December 31, 2011 and 2010 are as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2009	-	-
Granted	1,580,000	$0.50
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2010	1,580,000	$0.50
Granted	-
Balance, December 31, 2011	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement has not been filed yet.

The value of the stock purchase warrants granted in 2010 was valued at $117,620 using the following assumptions and estimates in the Black-Scholes model: Expected life of 1.2 years, volatility of 100%, dividend yield of 0% and risk-free interest rate of 1.40%.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, 48,500,000 shares were issued to directors and officers of the Company for a total amount of $2,425,000, of which $4,850 was contributed as cash by the directors and officers and $2,420,150 was granted to them as stock-based compensation.

During the year ended December 31, 2010, 13,500,000 shares were issued to directors and officers of the Company for a total amount of $3,375,000, of which $1,350 was contributed as cash by the directors and officers and $3,373,650 was granted to them as stock-based compensation.

Compensation and other miscellaneous amounts owed to directors and officers amounting to $640,273 were forgiven during the year ended December 31, 2010, and recorded as a reduction to stock based compensation expense. The net stock based compensation expense amounting to $2,764,877 is included in general and administration (2010 - $2,139,877) and in software development costs (2010 - $625,000) in the consolidated statement of operations. There was compensation of $116,250 owing to directors and officers of the Company as at December 31, 2010.

Transactions with related parties are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 6 – EQUIPMENT

	December 31, 2011	December 31, 2010

Computer equipment under capital lease	$223,683	$182,936
Nexus computer equipment under capital lease	42,023	42,023

Total Equipment	265,706	224,959
Less accumulated depreciation	(99,596)	(14,301)

Equipment – net	$166,110	$210,658

Depreciation expense for the years ended December 31, 2011, 2010 and period from December 12, 2006 (date of inception) to December 31, 2011 were $85,296, $14,127 and $107,311 respectively.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 – OBLIGATIONS UNDER CAPITAL LEASES

	December 31, 2011	December 31, 2010

Obligation under capital lease to acquire specific equipment in monthly payments of $1,326 including interest at 10% per annum, expiring in November 2013	$21,197	$42,023
Obligation under capital lease to acquire specific equipment in monthly payments of $7,212 including interest at 10% per annum, expiring in October 2013	156,359	182,936
	177,556	224,959
Less: current portion	(94,377)	(79,082)
	$83,179	$145,877

Minimum lease payments on capital lease obligations are as follows:

2012	$108,231
2013	87,303
195,534
Less: imputed interest	(17,978)

$177,556

NOTE 8 – ROPHE ACQUISITION

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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at December 31, 2011, there is a payable in the amount of $56,502. The 3,000,000 shares were considered issued as at the closing date of the acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 9 – INCOME TAXES

The Company had no income taxes payable at December 31, 2011 and 2010.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	Year ended December 31,
	2011	2010
Net loss for the year	$(5,337,700)	$(3,662,252)
Effective statutory rate	34%	34%
Expected tax recovery	$(1,814,818)	$(1,245,166)
Net effects of non deductible items	1,060,511	1,068,040
Valuation allowance	754,307	177,126
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
	2011	2010
Net operating loss carry forward	$984,718	$152,583
Equipment	(31, 190)	149,946
Valuation allowance	(953,528)	(302,529)
Net deferred tax assets	$-	$-

Net operating loss carry forwards totaled approximately $2,896,000 at December 31, 2011. The net operating loss carry forwards will begin to expire in the year 2028 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2011 due to uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Operating lease

The Company leases office facilities under non-cancelable operating leases. The Company’s obligations under non-cancelable lease commitments are as follows:

2012	$11,669
Total	$11,669

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Commitments (continued)

Capital lease

Minimum lease payments on capital lease obligations are as follows:

2012	$108,231
2013	87,303
195,534
Less: imputed interest	(17,978)

$177,556

Software development

As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $104,504 (2010 - $28,000) was paid in 2011. The remaining balance of $80,496 is due in 2012.

Contingencies

A past officer of the Company has entered into an action against the Company to recover compensation due for a minimum of five years for a total amount of $915,765. The claim includes recovery of past compensation for services rendered, as well as future compensation due for a minimum of five years resulting from a breach of contract.

On March 14, 2012, the Company and the past officer have agreed to settle all the claims in exchange of the Company paying a total of $130,000 ($25,000 by March 29, 2012, 10 instalments of $10,000 for the following ten months, $5,000 by February 28, 2013) and issuing 500,000 restricted shares of its common stock to the past officer.

On July 29, 2011, Watt International Inc. (“Watt”) commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of $161,673.67 plus unspecified “special” damage. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform, and that Watt has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has recognized an accrual for the amount of the claim.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Contingent liability
The Company has calculated the estimated amount of withholding taxes on stock-based compensation based on valuation obtained from a third party. Should the amount payable be different from the estimated amount, the difference will be recorded in the period of payment.

NOTE 11 – LOANS PAYABLE

As at December 31, 2010, a loan payable of $25,000 bore interest at 12% per annum, accrued and payable quarterly, was unsecured and was payable on December 31, 2011. The holder has the option to convert the loan into common stock of the Company at the rate of $0.15 per share. This loan was converted into common stock of the Company during the year ended December 31, 2011 at the revised rate of $0.05 per share. As a result of the change, an extinguishment loss of $37,404 has been recorded.

As at December 31, 2010, a loan payable of $17,000 bore interest at 12% per annum, was unsecured and was payable on demand. This loan was converted into common stock of the Company during the year ended December 31, 2011 at the rate of $0.05 per share.

NOTE 12 – CAPITAL RAISE

On November 8, 2010, the Company signed an agreement to retain the services of JARR Capital Corp. (“JARR Capital”) to act as its exclusive financial advisor and fiscal agent in connection with raising financing of an amount of $4,000,000 (the “Transaction”) and helping the Company to complete the acquisition of a service-based, valued-business enterprise and on February 17, 2011, the agreement was amended to increase the offering up to $5,000,000 at a price of $0.15 per unit.

JARR Capital’s agreement was effective until December 31, 2011 and they have not been able to raise the financing as per the above agreement.

NOTE 13 – SUBSEQUENT EVENTS

Independent contractor agreement

On January 13, 2012, the Company entered into an Independent Contractor Agreement (the “Agreement”) with Savers Drug Mart (“Savers”) wherein Savers agreed to provide the following services to the Company: pharmacy management; pharmacy technician training; dispensary formulary planning; pharmaceutical procurement; and pricing strategies. The consideration for the services is 3,000,000 shares of the Company’s common stock to be issued pursuant to Form S-8 registration statement. The term of the Agreement begins on January 3, 2012 and ends on December 31, 2013.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 13 – SUBSEQUENT EVENTS (continued)

Share issuance

On February 1, 2012, the Company issued 1,193,381 restricted shares of common stock to creditors in consideration of satisfaction of outstanding debts and of services rendered.

On February 29, 2012, the Company’s board of directors approved the issuance of 23,016,963 unregistered shares of common stock to 15 individuals in consideration of $1,150,848.15, of which $394,474 was received as at December 31, 2011.

NOTE 14 – COMPARATIVES

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

During the years ended December 31, 2008 and 2007 and for the period January 1, 2009 through June 30, 2009, and through October 26, 2009 we have not had any disagreements with Kempisty & Company, Certified Public Accountants, P.C., on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Kempisty & Company, Certified Public Accountants, P.C. ‘s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

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

Subsequent independent registered public accounting firm

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

During the two most recent fiscal years and through the date of engagement, we have not consulted with Collins Barrow Toronto LLP regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Collins Barrow LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

On February 6, 2012, Collins Barrow Toronto LLP, Collins Barrow Place, 11 King Street West, Suite 700, Box 27, Toronto, Ontario, Canada M5H 4C7 terminated its relationship with us as our auditor. Collins Barrow Toronto LLP advised us that its decision to terminate our relationship was based its decision to cease doing US public company audits, except for certain circumstances. Except as noted in the paragraph immediately below, the reports of Collins Barrow Toronto LLP’s financial statements for the year ended December 31, 2010 and for the period January 1, 2011 through September 30, 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of Collins Barrow Toronto LLP on our financial statements as of and for the year ended December 31, 2010 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

During the year ended December 31, 2010 and for the period January 1, 2011 through September 30, 2011, and through February 6, 2012, we have not had any disagreements with Collins Barrow Toronto LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Collins Barrow Toronto LLP’s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the year ended December 31, 2010 and through February 6, 2012, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 9, 2012, we delivered a copy of this report to Collins Barrow Toronto LLP. On February 10, 2012, Collins Barrow Toronto LLP replied (“Exhibit 16.1 hereto”). In its reply, Collins Barrow Toronto LLP agreed with our statements except with the statement in the first paragraph relating to its decision to cease doing US public company audits advising us that it should include the caveat that under certain circumstances it would continue to do US public company audits. Further, Collins Barrow Toronto LLP disagreed with our statement that “we issued reports for the period January 1, 2011 through September 30, 2011”. They state that the only report issued by Collins Barrow was on the financial statements as of and for the year ended December 31, 2010. We concur that only one report was issued during the year ended December 31, 2010 and for the period January 1, 2011 through September 30, 2011.

New independent registered public accounting firm

On February 10, 2012, we engaged Schwartz Levitsky Feldman LLP, 2300 Yonge Street, Suite 1500, Toronto, Ontario, Canada M4P 1E4 an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors. We have not consulted with Schwartz Levitsky Feldman LLP on any accounting issues prior to engaging them as our new auditors.

During the two most recent fiscal years and through the date of engagement, we have not consulted with Schwartz Levitsky Feldman LLP regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Schwartz Levitsky Feldman LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2011.

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

The name, address, age and position of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Cecil	49	Chairman and Chief Executive Officer, Chief Financial
15 Allstate Parkway, Suite 600 Markham, ON L3R 5B4		Officer And a Director

Vince Leitao	50	President and Chief Operating Officer
15 Allstate Parkway, Suite 600 Markham, ON L3R 5B4		and a Director

Lloyd A. Chiotti	64	Director
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel R Baker	77	Corporate Secretary and a
89 Shawnee Circle Toronto, ON, M2H 2X9		Director

Background of officers and directors

On October 20, 2010, John Cecil was appointed Chairman of the Board and Chief Executive Officer and a Director. And as of March 25, 2011, John Cecil was appointed the treasurer, principal financial officer and principal accounting officer of Kallo Inc. Since December 31, 2009, John Cecil was on our board of directors.  Since December 2003 John Cecil has been the president of Rophe Medical Technologies Inc., in Toronto, Canada.  He is responsible for its research and development and the design and copyright of the company’s technology.  From May 2008 to April 2009 Mr. Cecil was the Senior Healthcare Solutions Architect at SUN Microsystems Canada Inc., in Toronto, Canada, a publicly traded company listed on the NASDAQ under the symbol JAVA.  He was responsible for Innovative product positioning by workshops / white board sessions with stakeholders of the customer to increase business value and support sales in revenue growth and design innovative technology solutions.  From April 2007 to May 2008, Mr. Cecil was the Healthcare Director at Satyam Computer Service Ltd., in Toronto, Canada, a publicly traded company listed on the NYSE under the symbol SAY.  He managed healthcare consulting practices and services.

On October 20, 2010, Vince Leitao was appointed as President, Chief Operating Officer and a Director. Since October 27, 2009, Vince Leitao was President, principal executive officer and a director.  Since September 2006, Mr. Leitao has been president of Goapharma Canada, Inc., located in Markham, Ontario, Canada, which he founded.  Goapharma Canada Inc. is engaged in the business of producing and marketing specialty dermatology products for psoriasis and eczema. Prior to 2006, Mr. Leitao was vice president of sales for Genpharm/Gennium Pharma divisions of E. Merck, Damsdart.   From January 2001 to April 2004, Mr. Leitao was a director – sales for Genpharm and from April 1999 to December 2000, he served as a sales representative with Genpharm.

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

On September 22, 2011, Lloyd Chiotti was appointed to our board of directors, Lloyd Chiotti has held several senior management positions including Director of Information Services and a number of Regional General Manager roles within Operations with Enbridge Gas Distribution (formerly The Consumers Gas Company) for over 30 years. In addition to these responsibilities, he played a leadership role in helping the organization prepare for a new regulatory framework (moving from “Cost of Service” regulation to “Incentive” regulation).  Most recently he was appointed to the newly formed position of Director, Distribution Asset Management, responsible for overseeing the development of Enbridge Gas Distribution’s Strategic Asset Plan. He is actively involved in the natural gas industry.  He is currently the Chair of the Asset Management Task Force of the Canadian Gas Association and he is a member of the Distribution Working Committee of the International Gas Union.

Conflicts of Interest

There is no conflict that we foresee as our officers and directors devote full time to the business and the operations of the company except for Samuel R. Baker and Lloyd Chiotti who are not full time in the organization.

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

Audit Committee and Charter

We have a separately designated audit committee of the board. Our board of directors performs audit committee functions. None of our directors are deemed independent. Three of our directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to our 2007 Form 10-K.

Audit Committee Financial Expert

We do have an external audit committee financial expert.

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

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)
John Cecil	2011	147,414	0	1,772,210	0	0	0	0	1,919,624
Chairman & CEO	2010	22,946	0	624,750	0	0	0	0	647,696

Vince Leitao	2011	147,414	0	548,900	0	0	0	0	696,314
President	2010	17,946	0	1,249,500	0	0	0	0	1,267,446

Samuel Baker	2011	6,000	0	299,400	0	0	0	0	305,400
Secretary	2010	6,000	0	249,900	0	0	0	0	255,900

Mary Kricfalusi	2010	3,500	0	499,800	0	0	0	0	503,300
Secretary
Resigned (11/17/10)

Leonard Steinmetz	2011	0	0	0	0	0	0	0	0
Treasurer	2010	11,000	0	749,700	0	0	0	0	760,700
Terminated (03/25/11)

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

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year December 31, 2011.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
John Cecil	147,414	1,772,210	0	0	0	0	1,919,624

Vince Leitao	147,414	548,900	0	0	0	0	696,314

Lloyd Chiotti	0	149,700	0	0	0	0	149,700

Leonard Steinmetz	0	0	0	0	0	0	0

Samuel Baker	6,000	299,400	0	0	0	0	305,400

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

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a lawsuit, because of his position, if he/she acted in good faith and in a manner he/she reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he/she is to be indemnified, we must indemnify him/her against all expenses incurred, including attorney’s fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

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

Name and Address Beneficial Owner [1]	Number of Shares Owned	Percentage of Ownership
John Cecil [2]	39,200,000	28%
15 All State Parkway, Suite 600 Markham, ON L3R 5B4

Vince Leitao	16,880,633	12%
15 All State Parkway, Suite 600 Markham, ON L3R 5B4

Lloyd Chiotti	9,241,736	7%
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel Baker [3]	7,800,000	6%
89 Shawnee Circle Toronto, ON, M2H 2X9

All Officers and Directors as a Group (4 persons)	73,122,369	53%

Mary Kricfalusi	8,000,000	6%
186 Maurice Dr. Oakville, ON L6K 2W9

[1]
The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]	Includes 2,600,000 shares of common stock owned by Grace Cecil, the wife of John Cecil.

[3]	Includes 400,000 shares of common stock owned by Carol Baker, the wife of Samuel Baker.

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

During the year ended December 31, 2011, 48,500,000 shares were issued to directors and officers of the Company for a total amount of $2,425,000, of which $4,850 was contributed as cash by the directors and officers and $2,420,150 was granted to them as stock based compensation, issued as follows: 27,500,000 shares to John Cecil, 11,000,000 shares to Vince Leitao, 6,000,000 shares to Samuel Baker and 3,000,000 to Lloyd Chiotti.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)           Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2011	$63,000	Collins Barrow Toronto LLP
2010	$11,300	Collins Barrow Toronto LLP
2010	$17,000	Malone & Bailey, P.C.

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2011	$48,689	Collins Barrow Toronto LLP
2010	$-0-	Collins Barrow Toronto LLP
2010	$-0-	Malone & Bailey, P.C.

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011	$7,125	Collins Barrow Toronto LLP
2010	$-0-	Collins Barrow Toronto LLP
2010	$-0-	Malone & Bailey, P.C.

(4)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011	$7,210	Collins Barrow Toronto LLP
2010	$10,000	Collins Barrow Toronto LLP
2010	$-0-	Malone & Bailey, P.C.

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

PART IV

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2012.

KALLO INC.

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	Principal Executive Officer, Principal	April 16, 2012
John Cecil	Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

VINCE LEITAO	President, Chief Operating Officer and	April 16, 2012
Vince Leitao	a member of the Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	April 16, 2012
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Member of the Board of Directors	April 16, 2012
Lloyd A. Chiotti

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X