Form 10-Q
period 2012-03-31
Kallo Inc.
filed 2012-05-15
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
142,782,976 as of May 11, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
ASSETS	2012	2011
Current Assets:	(unaudited)
Cash	$261,788	$15,821
Prepaid expenses	358,393	78,768
Other receivables	52,851	37,571
Total Current Assets	673,032	132,160

Copyrights	865,000	865,000
Equipment, net	143,968	166,110
TOTAL ASSETS	$1,682,000	$1,163,270

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accrued liabilities-other	$1,141,864	$1,253,283
Accrued officers’ salaries	175,000	175,000
Acquisition cost payable (Note 6)	48,197	56,502
Current portion of obligations under capital leases (Note 7)	98,617	94,377
Total Current Liabilities	1,463,678	1,579,162

Obligations Under Capital Leases (Note 7)	60,099	83,179
Deposit for shares to be issued	-	394,474
TOTAL LIABILITIES	1,523,777	2,056,815

Commitments and Contingencies (Note 7)
Going Concern (Note 1)
Related Party Transactions (Note 5)

Stockholders’ Equity (Deficiency) (Note 3)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 (December 31, 2011 – 500,000,000) shares authorized, 142,782,976 and 113,072,632 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively.	1,427	1,131
Additional paid-in capital	10,452,170	8,862,522
Deficit accumulated during the development stage	(10,295,374)	(9,757,198)

Total Stockholders’ Equity (Deficiency)	158,223	(893,545)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,682,000	$1,163,270

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

			December 12,
			2006
	Three Months Ended		(inception) to
	March 31,		March 31,
	2012	2011	2012

Revenue	$-	$-	$15,887

Cost of Revenue	-	-	12,840

Gross Profit	-	-	3,047

Expenses
General and administration	433,194	267,467	8,616,663
Selling and marketing	53,261	196,480	572,118
Software development costs	-	438,800	824,292
Foreign exchange loss	3,582	12,813	(21,102)
Depreciation	22,142	18,747	129,453
Interest and financing costs	25,997	5,142	170,467
Loss on disposal of equipment	-	-	6,530
	538,176	939,449	10,298,421

Net Loss and Comprehensive Loss	$(538,176)	$(939,449)	$(10,295,374)

Basic and diluted net loss per share	$(0.004)	$(0.022)

Weighted average shares used in calculating
Basic and diluted net loss per share	123,588,531	42,462,944

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the three month period ended March 31, 2012 and the period December 12, 2006 (inception)
through March 31, 2012

							Deficit
							Accumulated	Total
	Preferred Stock			Common Stock		Additional	During the	Stockholders’
	$.00001 par value			$.00001 par value		Paid-In	Development	Equity
	Shares	Amount		Shares	Amount	Capital	Stage	(Deficiency)
Balance December 12, 2006 (Inception)	-		$-	-	$-	$-	$-	$-
Issuance of common shares	-		-	15,000,000	150	(100)	-	50
Net loss	-		-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006	-		-	15,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-		-	1,721,502	17	172,608	-	172,625
Net loss	-		-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-		-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-		-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-		-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-		-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-		-	150,000	2	14,998	-	15,000
Stock based compensation	-		-	-	-	7,500	-	7,500
Net Loss	-		-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-		-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-		-	1,133,664	12	170,038	-	170,050
Issuance of units, consisting of common shares and common share warrants	-		-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-		-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-		-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited)	-		$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Issuance of common shares	-		-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-		-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-		-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-		-	883,334	8	49,426	-	49,434
Net Loss	-		-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited)	-		$-	113,072,632	$1,131	$8,862,522	$(9,757,198)	$(893,545)
Issuance of common shares	-		-	23,016,963	230	1,150,618	-	1,150,848
Shares issued to employees and others	-		-	1,193,381	11	53,158	-	53,169
Shares issued for repayment of consulting fees	-		-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-		-	500,000	5	35,922	-	35,927
Net Loss	-		-	-	-	-	(538,176)	(538,176)
Balance March 31, 2012 (Unaudited)		$		142,782,976	$1,427	$10,452,170	$(10,295,374)	$158,223

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			December 12, 2006
	Three Months Ended		(inception) to
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(538,176)	$(939,449)	$(10,295,374)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	22,142	18,747	129,453
Stock based compensation	47,988	399,600	5,943,515
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	-	-	3,336
Non-cash settlement of expenses	355,181	-	368,414
Changes in operating assets and liabilities:
Increase in other receivables	(15,280)	-	(52,851)
Increase in prepaid expenses	(279,625)	-	(301,626)
Increase/(Decrease) in accrued liabilities and officers’ salaries	(83,797)	185,165	1,773,563
NET CASH USED IN OPERATING ACTIVITIES	(491,567)	(335,937)	(2,321,572)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	-	-	41,957
Proceeds from sale of common stock, net	756,374	400	2,273,114
Proceeds for shares to be issued	-	-	394,474
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(18,840)	(16,894)	(128,003)
Proceeds from loans payable	-	336,600	42,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	737,534	320,106	2,597,478

NET (DECREASE) INCREASE IN CASH	245,967	(15,831)	261,788

CASH - BEGINNING OF PERIOD	15,821	59,169	-
CASH - END OF PERIOD	$261,788	$43,338	$261,788
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$8,851
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$-	$265,706
Conversion of loans payable	$-	$-	$680,207

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception and has an accumulated deficit of $10,295,374 at March 31, 2012. The Company will continue to incur losses as it develops its products and marketing channels during 2012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC for the year ended December 31, 2011.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.  Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended December 31, 2011 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. We adopted the amendments on January 1, 2012 on a prospective basis. The adoption of ASU No. 2011-04 had no material effect on our financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in Accounting Standard Codification Topic 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income” which effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income to the first quarter of 2012 for the Company. We adopted the amendments on January 1, 2012 and presented a continuous statement of comprehensive loss.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

On February 1, 2012, the Company issued 1,193,381 restricted shares of common stock to creditors in consideration of satisfaction for services rendered during the period.

On February 29, 2012, the Company’s board of directors approved the issuance of 23,016,963 unregistered shares of common stock to 15 individuals in consideration of $1,150,848, of which $394,474 was received as at December 31, 2011.

During the quarter ended March 31, 2012, the Company issued 5,000,000 shares of its common stock valued at $350,000 to consultants for the provision of various services to the Company.

On February 3, 2012, the Company issued 500,000 shares of its common stock to creditors in consideration of satisfaction of $35,927 in outstanding payables.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 – WARRANTS

Warrant activity for the year ended December 31, 2011 and the three months ended March 31, 2012 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2010	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2011 (audited) and March 31, 2012 (unaudited)	1,580,000	$0.50

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Included in the issuance of 23,016,963 unregistered shares of common stock to 15 individuals in consideration of $1,150,848 on February 29, 2012 were 3,000,000 shares issued to a director of the Company for an amount of $150,000.

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

NOTE 7 – COMMITMENTS & CONTINGENCIES

Commitments

Operating lease

The Company leases office facilities under non-cancelable operating leases.  The Company’s obligations under non-cancelable lease commitments are as follows:

Year ending December 31, 2012	$48,312
Total	$48,312

Capital lease

Minimum lease payments on capital lease obligations are as follows:

Year ending December 31,
2012	$98,617
2013	60,099
$158,716

Software development

As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $7,000 (2011 - $104,504) was paid in 2012. The remaining balance of $73,496 is due in 2012.

Contingencies

(a)
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

(b)
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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at March 31, 2012 had a working capital deficiency of $790,646.

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

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2012 or 2011. From our inception on December 12, 2006 to March 31, 2012 we generated $15,887 in revenues.

Expenses

During the three months ended March 31, 2012 we incurred total expenses of $538,176, including $215,548 in salaries and compensation, $22,142 in depreciation, $153,626 in professional fees and $53,261 in selling and marketing expenses and $93,599 as other expenses whereas during the three months ended March 31, 2011 we incurred total expenses of $939,449, including $85,046 in salaries and compensation, $438,800 in software development costs, $18,747 in depreciation, $127,761 in professional fees, $196,480 in selling and marketing expenses and $72,615 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the three months ended March 31, 2012 from the comparative period is because in the previous period, the Company incurred $438,800 in software development costs compared to NIL for the current quarter. Otherwise, there is an increase in the other expenses, reflecting the increase activities of the Company as we work towards the development and marketing of a new medical software technology offset by a decrease in selling and marketing expenses.

Net Loss

During the three months ended March 31, 2012 we did not generate any revenues and we incurred a net loss of $538,176, compared to a net loss of $939,449 during the same period in 2011.

From our inception on December 12, 2006 to March 31, 2012 we incurred a net loss of $10,295,374, $8,616,663 of which was general and administration, $824,292 of which was software development costs, $572,118 of which was selling and marketing, $129,453 of which was depreciation and $152,848 of which was other expenses.

From Inception on December 12, 2006 to March 31, 2012

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

On February 29, 2012, the Company’s board of directors approved the issuance of 23,016,963 unregistered shares of common stock to 15 individuals in consideration of $1,150,848, of which $394,474 was received as at December 31, 2011.

During the quarter ended March 31, 2012, the Company issued 5,000,000 shares of its common stock valued at $350,000 to consultants for the provision of various services to the Company.

On February 3, 2012, the Company issued 500,000 shares of its common stock to creditors in consideration of satisfaction of $25,000 in outstanding payables.

Liquidity and capital resources

As at March 31, 2012, the Company had current assets of $673,032 and current liabilities of $1,463,678, indicating working capital deficiency of $790,646. As of March 31, 2012, our total assets were $1,682,000 in cash, copyrights, equipment and our total liabilities were $1,523,777 comprised of $1,141,864 in accrued liabilities, $175,000 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $48,197 and obligations under capital leases of $158,716.

Cash used in operating activities amounted to $502,494 during the three months ended March 31, 2012, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the current period.

Cash provided by financing activities during the three months ended March 31, 2012 amounted to $748,461 and represented proceeds from sale of common stock of $767,301 net of payments under capital lease obligations of $18,840.

On February 29, 2012, the Company issued 23,016,963 unregistered shares of common stock for cash consideration of $756,374 during the quarter, in addition to the $394,474 which was received as at December 31, 2011.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.             RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.                EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 – Principal Executive and Principal Financial Officer.				X

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 –Chief Executive and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Definition – Schema.				X

101.CAL	XBRL Taxonomy Definition – Calculations.				X

101.DEF	XBRL Taxonomy Definition – Definitions.				X

101.LAB	XBRL Taxonomy Definition – Labels.				X

101.PRE	XBRL Taxonomy Definition – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2012.

KALLO INC.
(the “Registrant”)

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002 – Principal Executive and Principal Financial Officer.				X

32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002 –Chief Executive and Chief Financial Officer.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Definition – Schema.				X

101.CAL	XBRL Taxonomy Definition – Calculations.				X

101.DEF	XBRL Taxonomy Definition – Definitions.				X

101.LAB	XBRL Taxonomy Definition – Labels.				X

101.PRE	XBRL Taxonomy Definition – Presentation.				X