Form 10-K/A
period 2011-12-31
Kallo Inc.
filed 2012-06-07
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

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

REASON FOR AMENDMENT

On March 14, 2012, we executed a settlement agreement with Leonard Steinmetz, our former treasurer, principal financial officer, principal accounting officer and a member of the board of directors.  The settlement agreement was amended on April 27, 2012.  This amendment reflects the foregoing settlement and revises the disclosures contained in the Form 10-K filed with the SEC on April 19, 2012.

PART I

ITEM 1.          BUSINESS.

We were incorporated in the state of Nevada on December 12, 2006 as Printing Components Inc. to engage in the business of selling printing equipment and related products.  We subsequently changed our name to Diamond Technologies Inc. and then to our current name of Kallo Inc. On December 11, 2009, we entered into an agreement with Kallo Technologies Inc. (formerly known as Rophe Medical Technologies Inc.), an Ontario corporation and its shareholders (collectively “Rophe”) wherein we acquired all of the issued and outstanding shares of common stock of Rophe in exchange for 3,000,000 restricted shares of our common stock and $1,200,000. As a result of our acquisition of Rophe, we were no longer a “shell company” as that term is defined in Rule 405 of the Securities Act of 1933, as amended.

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

Offices

Our administrative office is located at 15 Allstate Parkway, Suite 600, Markham, Ontario, Canada, L3R 5B4 and our telephone number is (416) 246-9997. We lease this space from RCN Management Limited Partnership Company, pursuant to a written lease with a term of 18 months.  Our monthly rent is approximately $6,000.

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

ITEM 3.          LEGAL PROCEEDINGS.

As of March 14, 2012, we settled our dispute with Leonard Steinmetz, our former treasurer, principal financial officer, principal accounting officer, and a member of the board of directors.  We agreed to resolve all of our differences by paying Mr. Steinmetz $130,000 in instalments as follows:  $25,000, beginning eight days from the receipt from the Occupational and Safety Administration (“OSHA”) of its notice approving the withdrawal of Mr. Steinmetz’s OSHA complaint with prejudice; $10,000 to be paid on or before the last business day of each of the ten months following month of receipt of said notice from OSHA; and, a final instalment of $5,000.00 or before the last business day of the eleventh month.  In addition, we agreed, that within 21 days of receipt of said notice from OSHA, we are to issue 500,000 restricted shares of our common stock to Mr. Steinmetz.  On May 2, 2012, the Occupational and Safety Administration approved Leonard Steinmetz’s withdrawal of his complaint against us.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “KALO”. A summary of trading by quarter for 2011 and 2010 is as follows:

Fiscal Year – 2011	High Bid	Low Bid
Fourth Quarter 10-1-11 to 12-31-11	$0.11	$0.02
Third Quarter 7-1-11 to 9-30-11	$0.10	$0.05
Second Quarter 4-1-11 to 6-30-11	$0.22	$0.10
First Quarter 1-1-11 to 3-31-11	$0.22	$0.05

Fiscal Year – 2010	High Bid	Low Bid
Fourth Quarter 10-1-10 to 12-31-10	$0.51	$0.05
Third Quarter 7-1-10 to 9-30-10	$0.25	$0.10
Second Quarter 4-1-10 to 6-30-10	$4.50	$0.25
First Quarter 1-1-10 to 3-31-10	$0.15	$0.15

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A DEVELOPMENT STAGE COMPANY)

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Kallo Inc.

We have audited the accompanying consolidated balance sheet of Kallo Inc. (the “Company”) as at December 31, 2011 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The financial statements as at and for the year ended December 31, 2010 were audited by other auditors who expressed opinions without reservation on those consolidated financial statements in their report dated May 9, 2011.

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

Schwartz Levitsky Feldman LLP
Licensed Public Accountants
Chartered Accountants
Toronto, Ontario, Canada
March 30, 2012

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	December 31,	to December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,337,700)	$(3,662,252)	$(9,757,198)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	85,296	14,127	107,311
Stock-based compensation	3,119,150	2,764,877	5,895,527
Write-off of deferred financing costs	66,064	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	37,404	-	37,404
Loss on disposal of equipment	-	6,530	6,530
Non-cash interest accrued	3,336	-	3,336
Non-cash consulting expenses	13,233	-	13,233
Changes in operating assets and liabilities:
Increase in other receivables	(37,571)	-	(37,571)
Increase in prepaid expenses	(13,101)	(8,900)	(22,001)
Increase in accrued liabilities	1,080,656	545,200	1,857,360
NET CASH USED IN OPERATING ACTIVITIES	(983,233)	(340,418)	(1,830,005)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder advances (repayments)	-	(145,718)	41,957
Proceeds from issuance of common stock	654,574	566,400	1,516,740
Proceeds for shares to be issued	394,474	-	394,474
Deferred financing costs	-	(66,064)	(26,064)
Repayment of obligations under capital leases	(109,163)	-	(109,163)
Proceeds from loans payable	-	42,000	42,000
CASH PROVIDED BY FINANCING ACTIVITIES	939,885	396,618	1,859,944

NET (DECREASE) INCREASE IN CASH	(43,348)	56,200	15,821

CASH
Beginning of period	59,169	2,969	-
End of period	$15,821	$59,169	$15,821

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$51,957	$290

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	765,300
Acquisition of equipment under capital lease obligations	$40,747	$224,959	265,706

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

The Company accounts for modifications of its Embedded Conversion Features (ECF’s) in accordance with EITF 06-6 which requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19.”Debtor’s Accounting for a Modification or Exchange of Debt Instruments”.

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.  The Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
	2011	2010
Net operating loss carry forward	$984,718	$152,583
Equipment	(31,190)	149,946
Valuation allowance	(953,528)	(302,529)
Net deferred tax assets	$-	$-

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

Index to Financials

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

Index to Financials

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

Index to Financials

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

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Involvement in Certain Legal Proceedings

During the past ten years, Messrs. Leitao, Cecil, Baker, and Chiotti have not been the subject of the following events:

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
							Change in
							Pension
							Value &
							Nonqual-
						Non-Equity	ified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)	($)	(S)	($)	($)	($)

John Cecil	2011	147,414	0	1,772,210	0	00	0	0	1,919,624
Chairman & CEO	2010	22,946	0	624,750	0	0	0	0	647,696
	2009	0	0	0	0	0	0	0	0

Vince Leitao	2011	147,414	0	548,900	0	0	0	0	696,314
President	2010	17,946	0	1,249,500	0	0	0	0	1,267,446
	2009	0	30,000	7,500	0	0	0	0	37,500

Samuel Baker	2011	6,000	0	299,400	0	0	0	0	305,400
Secretary	2010	6,000	0	249,900	0	0	0	0	255,900
	2009	0	0	0	0	0	0	0	0

Mary Kricfalusi	2010	3,500	0	499,800	0	0	0	0	503,300
Secretary	2009	0	150,000	0	0	0	0	0	150,000
Resigned (11/17/10)

Leonard Steinmetz	2011	0	0	0	0	0	0	0	0
Treasurer	2010	11,000	0	749,700	0	0	0	0	760,700
(Employed from 1/1/10-3/25/11)	2009	0	0	0	0	0	0	0	0

Vinod Gandhi	2009	0	20,000	0	0	0	0	0	20,000
Treasurer
Resigned (12-31-09)

Herb Adams	2009	0	150,000	0	0	0	0	0	150,000
President
Resigned (10/27/09)

Laurene Rogers	2009	0	0	0	0	0	0	0	0
Treasurer
Resigned (07/10/08)

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

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
John Cecil	147,414	1,772,210	0	0	0	0	1,919,624

Vince Leitao	147,414	548,900	0	0	0	0	696,314

Lloyd Chiotti	0	149,700	0	0	0	0	149,700

Leonard Steinmetz	0	0	0	0	0	0	0
(Director from 1/10/10 – 9/22/11)

Samuel Baker	6,000	299,400	0	0	0	0	305,400

All compensation received by our officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

The members of our board of directors are not compensated for their services as directors. We no longer have employment contracts with our officers or directors.

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

Name and Address Beneficial Owner [1]	Number of Shares Owned	Percentage of Ownership

John Cecil [2]	39,200,000	28%
15 All State Parkway, Suite 600 Markham, ON L3R 5B4

Vince Leitao	16,880,633	12%
15 All State Parkway, Suite 600 Markham, ON L3R 5B4

Lloyd Chiotti	9,241,736	7%
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel Baker [3]	7,800,000	6%
89 Shawnee Circle Toronto, ON, M2H 2X9

All Officers and Directors as a Group (4 people)	73,122,369	53%

Mary Kricfalusi	8,000,000	6%
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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.	10-K	4/16/12	23.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.	10-K	4/16/12	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	4/16/12	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	4/16/12	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	4/16/12	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	4/16/12	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	4/16/12	101.PRE

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K/A-1 and has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of June, 2012.

KALLO INC.
(the “Registrant”)

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer, Principal	June 7, 2012
John Cecil	Financial Officer, Principal Accounting Officer,
and Chairman of the Board of Directors

VINCE LEITAO	President, Chief Operating Officer and a member	June 7, 2012
Vince Leitao	of the Board of Directors

SAMUEL BAKER	Corporate Secretary and a member of the Board	June 6, 2012
Samuel Baker	of Directors

LLOYD A. CHIOTTI	Director	June 7, 2012
Lloyd A. Chiotti

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.	10-K	4/16/12	23.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.	10-K	4/16/12	101.INS

101.SCH	XBRL Taxonomy Extension – Schema.	10-K	4/16/12	101.SCH

101.CAL	XBRL Taxonomy Extension – Calculations.	10-K	4/16/12	101.CAL

101.DEF	XBRL Taxonomy Extension – Definitions.	10-K	4/16/12	101.DEF

101.LAB	XBRL Taxonomy Extension – Labels.	10-K	4/16/12	101.LAB

101.PRE	XBRL Taxonomy Extension – Presentation.	10-K	4/16/12	101.PRE