Form 10-Q
period 2012-06-30
Kallo Inc.
filed 2012-08-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
143,282,976 as of July 31, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
ASSETS	2012	2011
Current Assets:	(unaudited)
Cash	$32,407	$15,821
Prepaid expenses	278,054	78,768
Other receivables	42,575	37,571
Total Current Assets	353,036	132,160

Copyrights	865,000	865,000
Equipment, net	121,826	166,110
TOTAL ASSETS	$1,339,862	$1,163,270

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued liabilities-other	$1,035,505	$1,253,283
Accrued officers’ salaries (Note 7)	125,000	175,000
Acquisition cost payable (Note 6)	48,197	56,502
Current portion of obligations under capital leases (Note 7)	102,864	94,377
Current portion of long term loan payable (Note 8)	89,756	-
Total Current Liabilities	1,401,322	1,579,162

Obligations Under Capital Leases (Note 7)	35,979	83,179
Long term loan payable (Note 8)	57,726	-
Convertible promissory note (Note 9)	73,234	-
Deposit for shares to be issued	70,000	394,474
TOTAL LIABILITIES	1,638,261	2,056,815

Commitments and Contingencies (Note 7)
Going Concern (Note 1)
Related Party Transactions (Note 5)
Stockholders’ Equity (Deficiency) (Note 3)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 (December 31, 2011 – 500,000,000) shares authorized, 143,282,976 and 113,072,632 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,432	1,131
Additional paid-in capital	10,512,165	8,862,522
Deficit accumulated during the development stage	(10,811,996)	(9,757,198)
Total Stockholders’ Equity (Deficiency)	(298,399)	(893,545)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,339,862	$1,163,270

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended		December 12, 2006
	June 30,		June 30,		(inception) to
	2012	2011	2012	2011	June 30, 2012

Revenue	$-	$-	$-	$-	$15,887

Cost of Revenue	-	-	-	-	12,840

Gross Profit	-	-	-	-	3,047

Expenses
General and administration	341,646	450,751	774,840	718,218	8,958,309
Selling and marketing	69,077	71,349	122,338	267,829	641,195
Software development costs	-	31,005	-	469,805	824,292
Foreign exchange loss	17,824	554	21,406	13,367	(3,278)
Depreciation	22,142	22,545	44,284	41,292	151,595
Interest and financing costs	12,699	25,552	38,696	30,694	183,166
Derivitive loss	57,804	-	57,804	-	57,804
Change in fair value of convertible promissory note	(4,570)	-	(4,570)	-	(4,570)
Loss on disposal of equipment		-	-	-	6,530
	516,622	601,756	1,054,798	1,541,205	10,815,043

Net Loss and Comprehensive Loss	$(516,622)	$(601,756)	$(1,054,798)	$(1,541,205)	$(10,811,996)

Basic and diluted net loss per share	$(0.004)	$(0.01)	$(0.008)	$(0.04)

Weighted average shares used in calculating
Basic and diluted net loss per share	142,942,317	43,085,166	133,265,424	42,775,774

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Deficiency
For the six month period ended June 30, 2012 and the period December 12, 2006 (inception) through June 30, 2012

						Deficit
						Accumulated
					Additional	During the	Total
					Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited)	-	$-	113,072,632	$1,131	$8,862,522	$(9,757,198)	$(893,545)
Issuance of common shares	-	-	23,016,963	230	1,150,618	-	1,150,848
Shares issued to employees and others	-	-	1,193,381	11	53,158	-	53,169
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	500,000	5	35,922	-	35,927
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Net Loss	-	-	-	-	-	(1,054,798)	(1,054,798)
Balance June 30, 2012 (Unaudited)			$143,282,976	$1,432	$10,512,165	$(10,811,996)	$(293,399)

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		December 12, 2006
	June 30,		(inception) to
	2012	2011	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,054,798)	$(1,541,205)	$(10,811,996)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	44,284	41,292	151,595
Stock based compensation	47,988	399,600	5,943,515
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	-	5,927	3,336
Non-cash derivative loss	57,804	-	57,804
Change in fair value on convertible promissory note	(4,570)	-	(4,570)
Non-cash settlement of expenses	415,181	-	428,414
Changes in operating assets and liabilities:
Increase in other receivables	(5,004)	-	(42,575)
Increase in prepaid expenses	(199,286)	-	(221,287)
Increase/(Decrease) in accrued liabilities and officers’ salaries	(83,384)	503,815	1,773,976
NET CASH USED IN OPERATING ACTIVITIES	(781,785)	(590,571)	(2,611,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	-	-	41,957
Proceeds from sale of common stock, net	756,374	400	2,273,114
Proceeds for shares to be issued	70,000	-	464,474
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(38,713)	(23,190)	(147,876)
Proceeds from convertible promissory note	20,000	-	20,000
Proceeds from (repayment of) loans payable	(9,290)	564,503	32,710
NET CASH PROVIDED BY FINANCING ACTIVITIES	798,371	541,713	2,658,315

NET (DECREASE) INCREASE IN CASH	16,586	(48,858)	32,407

CASH - BEGINNING OF PERIOD	15,821	59,169	-
CASH - END OF PERIOD	$32,407	$10,311	$32,407
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$8,851
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$39,467	$265,706
Conversion of loans payable	$-	$-	$680,207

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses since inception and has an accumulated deficit of $10,811,996 at June 30, 2012. The Company will continue to incur losses as it develops its products and marketing channels during 2012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Convertible promissory note

Convertible promissory note is accounted for under FASB Codification ASC 815-15-25-4 (formerly SFAS 155). In accordance with ASC 815-15, the Company performs a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon.

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

On June 1, 2012, the Company issued 500,000 restricted shares of its common stock to a past officer as compensation for past services rendered.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 4 – WARRANTS

Warrant activity for the year ended December 31, 2011 and the six months ended June 30, 2012 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2010	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2011 (audited) and June 30, 2012 (unaudited)	1,580,000	$0.50

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

NOTE 7 – COMMITMENTS & CONTINGENCIES

Commitments

Operating lease

The Company leases office facilities under non-cancelable operating leases.  The Company’s obligations under non-cancelable lease commitments are as follows:

Year ending June 30, 2013	$37,119
Total	$37,119

Capital lease

Minimum lease payments on capital lease obligations are as follows:
Within one year	$102,864
More than one year	35,979
$138,843

Software development

As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $14,000 (2011 - $104,504) was paid in 2012. The remaining balance of $66,496 is due in 2012.

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

(c)
Included in accrued officers’ salaries is an amount of $105,000 payable to a past officer for settlement of claims which the Company has agreed to pay in 10 installments of $10,000 for the months of June 2012 to March 2013 and a final payment of $5,000 by April 30, 2013. This settlement agreement was a result of an action by the past officer against the Company to recover past compensation due. The Company and the past officer had agreed to settle all the claims in exchange of the Company paying a total of $130,000 (of which $25,000 has been paid by June 30, 2012) and issuing 500,000 restricted shares of its common stock to the past officer. In the event the Company fails to make payment of any of the above installments on time and within 10 business days of the past officer giving written notice to the Company of such failure to make payment, the past officer may declare all unpaid installments as immediately due and payable by written notice to the Company.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

NOTE 8 – LOAN PAYABLE

As at June 30, 2012, a loan payable of $147,482 bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,232.50. Future scheduled repayments of principal are as follows:

Within one year	$89,756
More than one year	57,726
$147,482

NOTE 9 – CONVERTIBLE PROMISSORY NOTE

The convertible promissory note is unsecured and bears interest at 3.25% per annum with all principal and accrued interest due and payable on April 23, 2013.  The Holder may, in lieu of payment of the principal and interest, elect to convert such amount into shares of common stock of the Company at the conversion price per share equal to 30% discount to the average of the previous three lowest trading days over the last 10 trading days prior to the Conversion Date. All shares converted on or after six months from April 23, 2012 shall be issued as free-trading, unrestricted shares. The Company may prepay this Note at anytime without penalty and without the prior consent of the Holder.

At the commitment date, the convertible promissory note was re-measured and adjusted to its fair value by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized an initial derivative loss of $57,804 related to the debt on inception date and recognized a gain of $4,570 related to change in fair value on the debt since its inception date to the period ended June 30, 2012. The number of common shares indexed to the derivative financial instrument used in the above calculation was 350,877 and 606,061 as at inception date and June 30, 2012 respectively.

Cash received from convertible promissory note	$20,000
Derivative loss on inception date	57,804
Fair value of convertible promissory note on inception date	77,804
Change in fair value	(4,570)
Fair value as at June 30, 2012	$73,234

NOTE 10 – SUBSEQUENT EVENT

On July 5, 2012, the Company issued a convertible promissory note for an amount of $10,000, which is unsecured and bears interest at 3.25% per annum with all principal and accrued interest due and payable on July 5, 2013.  The Holder may, in lieu of payment of the principal and interest, elect to convert such amount into shares of common stock of the Company at the conversion price per share equal to 30% discount to the average of the previous three lowest trading days over the last 10 trading days prior to the Conversion Date. All shares converted on or after six months from July 5, 2012 shall be issued as free-trading, unrestricted shares. The Company may prepay this Note at anytime without penalty and without the prior consent of the Holder.

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

Our Sales and Marketing Strategy for existing developed products

As of the date of this report, we have achieved a EMR milestone for Specialists, by securing an accepted and signed installation order. Work on this order has commenced and installation will be completed in the third quarter 2012. Our milestones during the next twelve months are:

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

We have successfully launched one of our copyrighted technologies “MOBILE CARE” - Mobile Clinics in November 2011, and have since then received several enquiries for this product from countries in Africa, Vietnam, North West Territories and Northern Ontario in Canada, USA, and the Middle East. Based on the levels of interest from the local Ministries of Health, we have selected companies with business and technical strengths as our local representatives for sales and support in the region. We expect to see sales revenues from Kallo’s Mobile Care business unit in the next twelve (12) months.

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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at June 30, 2012 had a working capital deficiency of $1,048,286.

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

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2012 or 2011. From our inception on December 12, 2006 to June 30, 2012 we generated $15,887 in revenues.

Expenses

During the three months ended June 30, 2012 we incurred total expenses of $516,622, including $140,320 in salaries and compensation, $22,142 in depreciation, $156,444 in professional fees, $69,077 in selling and marketing expenses, $53,234 in derivative loss and change in fair value of convertible promissory note and $75,405 as other expenses whereas during the three months ended June 30, 2011 we incurred total expenses of $601,756, including $179,033 in salaries and compensation, $31,005 in software development costs, $22,545 in depreciation, $165,926 in professional fees, $71,349 in selling and marketing expenses and $131,898 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the three months ended June 30, 2012 from the comparative period is because in the previous period, the Company incurred $31,005 in software development costs compared to NIL for the current three months period. There is also a decrease of $38,713 in salaries and compensation, and $56,493 in other expenses. The decrease in expenses, amid the increase in activities of the Company as we work towards the development and marketing of a new medical software technology, reflects conscious cost control by management.

During the six months ended June 30, 2012 we incurred total expenses of $1,054,798, including $355,868 in salaries and compensation, $44,284 in depreciation, $310,070 in professional fees, $122,338 in selling and marketing expenses, $53,234 in derivative loss and change in fair value of convertible promissory note and $169,004 as other expenses whereas during the six months ended June 30, 2011 we incurred total expenses of $1,541,205, including $266,120 in salaries and compensation, $469,805 in software development costs, $41,292 in depreciation, $276,703 in professional fees, $267,829 in selling and marketing expenses and $219,456 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the six months ended June 30, 2012 from the comparative period is because in the previous period, the Company incurred $469,805 in software development costs compared to NIL for the current six months period. Otherwise, the general increase in expenses reflects the increase activities of the Company as we work towards the development and marketing of a new medical software technology offset by a decrease in selling and marketing expenses and other expenses, which are discretionary costs which can be more easily controlled by management.

Net Loss

During the six months ended June 30, 2012 we did not generate any revenues and we incurred a net loss of $1,054,798, compared to a net loss of $1,541,205 during the same period in 2011.

From our inception on December 12, 2006 to June 30, 2012 we incurred a net loss of $10,811,996, $8,958,309 of which was general and administration, $824,292 of which was software development costs, $641,195 of which was selling and marketing, $151,595 of which was depreciation and $239,652 of which was other expenses.

From Inception on December 12, 2006 to June 30, 2012

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

During the quarter ended June 30, 2012, the Company issued 500,000 restricted shares of its common stock to a past officer as compensation for past services rendered.

Liquidity and capital resources

As at June 30, 2012, the Company had current assets of $353,036 and current liabilities of $1,401,322, indicating working capital deficiency of $1,048,286. As of June 30, 2012, our total assets were $1,339,862 in cash, copyrights, equipment and our total liabilities were $1,638,261 comprised of $1,035,505 in accrued liabilities, $125,000 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $48,197, obligations under capital leases of $138,843, deposit for shares to be issued of $70,000, convertible promissory note of $73,234 and long term loan of $147,482.

Cash used in operating activities amounted to $781,785 during the six months ended June 30, 2012, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the current six months period ended June 30, 2012.

Cash provided by financing activities during the six months ended June 30, 2012 amounted to $798,371 and represented proceeds from sale of common stock of $756,374, proceeds for shares to be issued of $70,000, proceeds from convertible promissory note of $20,000, repayment of loans payable of $9,290, net of payments under capital lease obligations of $38,713.

On February 29, 2012, the Company issued 23,016,963 unregistered shares of common stock for cash consideration of $756,374 during the six months period, in addition to the $394,474 which was received as at December 31, 2011.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS.

On July 29, 2011, Watt International Inc. (“Watt”) commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. The parties to the case are Infinite Media, plaintiff, Watt International Inc., defendant and us as a third party defendant. The case is pending in the Ontario Superior Court of Justice, Case No. CV-11-429979. Watt is seeking damages in the amount of $161,673.67 plus unspecified “special” damage. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform, and that Watt has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has recognized an accrual for the amount of the claim.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2012.

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