Form 10-Q
period 2012-09-30
Kallo Inc.
filed 2012-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
 (Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

15 Allstate Parkway, Suite 600
Markham, Ontario
Canada L3R 5B4
(Address of principal executive offices, including zip code.)

(416) 246-9997
 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒  NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  274,089,203 as of November 10, 2012.

PART I – FINANCIAL INFORMATION

 ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2012	2011
Current Assets:	(unaudited)
Cash	$248,178	$15,821
Prepaid expenses	4,783,971	78,768
Other receivables	61,273	37,571
Total Current Assets	5,093,422	132,160

Subscription option asset (Note 3)	100,000	-
Copyrights (Note 6)	865,000	865,000
Equipment, net	99,683	166,110
TOTAL ASSETS	$6,158,105	$1,163,270

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accrued liabilities-other	$949,907	$1,253,283
Accrued officers’ salaries (Note 7)	85,000	175,000
Acquisition cost payable (Note 6)	36,665	56,502
Current portion of obligations under capital leases (Note 7)	131,005	94,377
Loan payable (Note 8)	139,642	-
Convertible promissory note (Note 9)	167,816	-
Short term loans payable (Note 10)	62,950	-
Total Current Liabilities	1,572,985	1,579,162

Obligations Under Capital Leases (Note 7)	-	83,179
Deposit for shares to be issued	151,592	394,474
TOTAL LIABILITIES	1,724,577	2,056,815

Commitments and Contingencies (Note 7)
Going Concern (Note 1)
Related Party Transactions (Note 5)
Stockholders’ Equity (Deficiency) (Note 3)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 (December 31, 2011 – 500,000,000) shares authorized, 274,089,203 and 113,072,632 shares issued and
outstanding at September 30, 2012 and December 31, 2011, respectively.	2,741	1,131
Additional paid-in capital	15,901,756	8,862,522
Deficit accumulated during the development stage	(11,470,969)	(9,757,198)

Total Stockholders’ Equity (Deficiency)	4,433,528	(893,545)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,158,105	$1,163,270

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended		December 12, 2006
	September 30,		September 30,		(inception) to
	2012	2011	2012	2011	September 30, 2012

Revenue	$-	$-	$-	$-	$15,887

Cost of Revenue	-	-	-	-	12,840

Gross Profit	-	-	-	-	3,047

Expenses
General and administration	448,873	3,123,647	1,223,713	3,841,865	9,407,182
Selling and marketing	103,003	39,645	225,341	307,474	744,198
Software development costs	-	70,010	-	539,815	824,292
Foreign exchange loss (gain)	(3,057)	(17,668)	18,349	(4,301)	(6,335)
Depreciation	22,143	21,825	66,427	63,117	173,738
Interest and financing costs	23,429	23,096	62,125	53,790	206,595
Derivative loss	146,064	-	203,868	-	203,868
Change in fair value on convertible promissory note	(81,482)	18,000	(86,052)	18,000	(86,052)
Loss on disposal of equipment	-	-	-	-	6,530
	658,973	3,278,555	1,713,771	4,819,760	11,474,016

Net Loss and Comprehensive Loss	$(658,973)	$(3,278,555)	$(1,713,771)	$(4,819,760)	$(11,470,969)

Basic and diluted net loss per share	$ (0.004)	$ (0.067)	$ (0.012)	$ (0.107)

Weighted average shares used in calculating
Basic and diluted net loss per share	162,520,412	49,204,004	143,088,266	44,942,064

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period from December 12, 2006 (inception) through to September 30, 2012

							Deficit
							Accumulated
	Preferred Stock			Common Stock		Additional	During the	Total
	$.00001 par value			$.00001 par value		Paid-In	Development	Stockholders'
	Shares	Amount		Shares	Amount	Capital	Stage	Equity (Deficiency)
Balance December 12, 2006 (Inception)	-		$-	-	$-	$-	$-	$-

Issuance of common shares	-		-	15,000,000	150	(100)	-	50

Net loss	-		-	-	-	-	(18,500)	(18,500)

Balance December 31, 2006	-		-	15,000,000	150	(100)	(18,500)	(18,450)

Issuance of common shares	-		-	1,721,502	17	172,608	-	172,625

Net loss	-		-	-	-	-	(232,602)	(232,602)

Balance December 31, 2007 (Audited)	-		-	16,721,502	167	172,508	(251,102)	(78,427)

Net loss	-		-	-	-	-	(65,770)	(65,770)

Balance December 31, 2008 (Audited)	-		-	16,721,502	167	172,508	(316,872)	(144,197)

Shares issued for Rophe Acquisition	-		-	6,000,000	60	765,240	-	765,300

Issuance of common shares	-		-	150,000	2	14,998	-	15,000

Stock based compensation	-		-	-	-	7,500	-	7,500

Net Loss	-		-	-	-	-	(440,374)	(440,374)

Balance December 31, 2009 (Audited)	-		-	22,871,502	229	960,246	(757,246)	203,229

Issuance of common shares	-		-	1,133,664	12	170,038	-	170,050

Issuance of units, consisting of common shares and common share warrants	-		-	1,580,000	16	394,984	-	395,000

Shares issued to officers and directors	-		-	13,500,000	135	3,374,865	-	3,375,000

Net Loss	-		-	-	-	-	(3,662,252)	(3,662,252)

Balance December 31, 2010 (Audited)	-		$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027

Issuance of common shares	-		-	13,604,132	136	718,558	-	718,694

Shares issued to officers, directors, employees and others	-		-	58,500,000	585	3,124,415	-	3,125,000

Shares issued for repayment of consulting fees	-		-	1,000,000	10	69,990	-	70,000

Settlement of accounts payable by common shares	-		-	883,334	8	49,426	-	49,434

Net Loss	-		-	-	-	-	(5,337,700)	(5,337,700)

Balance December 31, 2011 (Audited)	-		$-	113,072,632	$1,131	$8,862,522	$(9,757,198)	$(893,545)

Issuance of common shares	-		-	35,832,076	358	1,791,246	-	1,791,604

Shares issued to employees and others for services	-		-	116,834,495	1,168	4,677,645	-	4,678,813

Shares issued for repayment of consulting fees	-		-	5,000,000	50	349,950	-	350,000

Settlement of accounts payable by common shares	-		-	850,000	9	60,418	-	60,427

Settlement of compensation to past officer	-		-	500,000	5	59,995	-	60,000

Commitment shares held in trust by Kodiak (Note 3 & 11)	-		-	2,000,000	20	99,980	-	100,000

Net Loss	-		-	-	-	-	(1,713,771)	(1,713,771)

Balance September 30, 2012 (Unaudited)		$		274,089,203	$2,741	$15,901,756	$(11,470,969)	$4,433,528

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended		December 12, 2006
	September 30,		(inception) to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,713,771)	$(4,819,760)	$(11,470,969)
Adjustment to reconcile net loss to cash used in
operating activities:
Depreciation	66,427	63,117	173,738
Stock based compensation	47,988	2,769,510	5,943,515
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	12,150	5,927	15,486
Non-cash derivative loss	203,868	-	203,868
Change in fair value on convertible promissory note	(86,052)	18,000	(86,052)
Non-cash settlement of expenses	415,181	394,905	428,414
Changes in operating assets and liabilities:
Increase in other receivables	(23,702)	-	(61,273)
Increase in prepaid expenses	(91,123)	-	(113,124)
Increase/(Decrease) in accrued liabilities and officers’ salaries	(184,450)	855,935	1,672,910
NET CASH USED IN OPERATING ACTIVITIES	(1,353,484)	(712,366)	(3,183,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	-	24,350	41,957
Proceeds from sale of common stock, net	1,397,130	590	2,913,870
Proceeds for shares to be issued	151,592	-	546,066
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(53,375)	(30,154)	(162,538)
Proceeds from convertible promissory note	50,000	-	50,000
Proceeds from loans payable	40,494	663,202	82,494
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,585,841	657,988	3,445,785
NET (DECREASE) INCREASE IN CASH	232,357	(54,378)	248,178
CASH - BEGINNING OF PERIOD	15,821	59,169	-
CASH - END OF PERIOD	$248,178	$4,791	$248,178
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$40,570
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$39,778	$265,706
Conversion of loans payable	$-	$698,071	$680,207
Settlement of accounts payable by common shares	$60,427	$40,000	$60,427

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experience of defaults in paying capital leases and loans payable and has incurred operating losses since inception and has an accumulated deficit of $11,470,969 at September 30, 2012. The Company will continue to incur losses as it develops its products and marketing channels during 2012. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
September 30, 2012
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

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. We do not anticipate the adoption of the new accounting guidance to have a significant effect on our financial condition or results of operations.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(unaudited)

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

On June 1, 2012, the Company issued 500,000 restricted shares of its common stock to a past officer as compensation of $60,000 for past services rendered.

During the quarter ended September 30, 2012, the Company issued 12,815,113 shares of its common stock for cash proceeds of $640,756.

On July 20, 2012, the Company issued 350,000 restricted shares of common stock to a creditor in consideration of satisfaction for services rendered for a fair value of $24,500.

On September 18, 2012, the Company sold 115,641,114 restricted shares of its common stock at $0.0001 to various officers and parties related to them in consideration of satisfaction of $11,564 in outstanding payables and as compensation for future services in the amount of $4,614,080. Because the sale price was below the quoted stock price per share of $0.04 per share at the time, the Company considered $4,614,080 as prepaid compensation which will be recognized as an expense over the lock up period of the restricted shares until August 31, 2013.

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby the company issued 2,000,000 shares of its common stock in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price formula based upon the preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a subscription option asset in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On October 24, 2012, Kallo filed a prospectus relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26th, 2012 (See Note 11).

On June 27, 2011, Kallo registered 10,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2011 Non-Qualified Stock Option Plan (the “2011 Plan”), to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at September 30, 2012, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY (continued)

On September 6, 2012, Kallo registered 50,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2012 Non-Qualified Stock Option Plan (the “2012 Plan”) to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at September 30, 2012, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

NOTE 4 – WARRANTS

Warrant activity for the year ended December 31, 2011 and the nine months ended September 30, 2012 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2010	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2011 (audited) and September 30, 2012 (unaudited)	1,580,000	$0.50

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

On September 18, 2012, the Company issued 115,641,114 shares of its common stock for consideration of $11,564 to certain officers and parties related to them and as compensation for future services in the amount of $4,614,080 (Note 3).

Included in short term loans payable is an amount due to a shareholder and officer of the Company for the amount of $9,856 (See Note 10) and in accrued liabilities – other is an amount of $21,743 due to the same person.

Transactions with related parties are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
unaudited

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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at September 30, 2012, there is a payable in the amount of $36,665. The 3,000,000 shares were considered issued as at the closing date of the acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

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

NOTE 7 – COMMITMENTS & CONTINGENCIES

Commitments

Operating lease

The Company leases office facilities under non-cancelable operating leases. The Company’s obligations under non-cancelable lease commitments are as follows:

Year ending December 31, 2012	$12,376
Total	$12,376

Capital lease

Minimum lease payments on capital lease obligations are as follows:

Within one year	$131,005
$131,005

Software development

As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $24,000 (2011 - $104,504) was paid in 2012. The remaining balance of $56,496 is due in 2012.

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
unaudited

NOTE 7 – COMMITMENTS & CONTINGENCIES (continued)
Contingencies (continued)

(b)
The Company has calculated the estimated amount of withholding taxes on stock-based compensation based on valuation obtained from a third party. Should the amount payable be different from the estimated amount, the difference will be recorded in the period of payment.

(c)
Included in accrued officers’ salaries is an amount of $65,000 payable to a past officer for settlement of claims which the Company has agreed to pay in 6 installments of $10,000 for the months of October 2012 to March 2013 and a final payment of $5,000 by April 30, 2013. This settlement agreement was a result of an action by the past officer against the Company to recover past compensation due. The Company and the past officer had agreed to settle all the claims in exchange of the Company paying a total of $130,000 (of which $65,000 has been paid by September 30, 2012) and issuing 500,000 restricted shares of its common stock to the past officer. In the event the Company fails to make payment of any of the above installments on time and within 10 business days of the past officer giving written notice to the Company of such failure to make payment, the past officer may declare all unpaid installments as immediately due and payable by written notice to the Company.

NOTE 8 – LOAN PAYABLE

As at September 30, 2012, a loan payable of $139,642 bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,232.50. Future scheduled repayments of principal are as follows:

Within one year	$139,642
$139,642

NOTE 9 – CONVERTIBLE PROMISSORY NOTE

The convertible promissory notes are unsecured and bear interest at 3.25% per annum with all principal and accrued interest due and payable one year from the dates of execution of the Notes. The Notes are due as follows: $20,000 on April 23, 2013, $10,000 on July 5, 2013, $20,000 on August 22, 2012. The Holders may, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share equal to 30% discount to the average of the previous three lowest trading days over the last 10 trading days prior to the Conversion Date. All shares converted on or after six months from the dates of execution of the notes shall be issued as free-trading, unrestricted shares. The Company may prepay these Notes at anytime without penalty and without the prior consent of the Holders.

At the commitment date, the convertible promissory notes were re-measured and adjusted to their fair values by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized an initial derivative loss of $203,868 related to the debts on inception dates and recognized a gain of $86,668 related to change in fair values on the debts since their inception dates to the period ended September 30, 2012. The number of common shares indexed to the derivative financial instruments used in the above calculation were 2,472,089 and 5,555,555 as at inception date and September 30, 2012 respectively.

Cash received from convertible promissory notes	$50,000
Derivative loss on inception date	203,868
Fair value of convertible promissory notes on inception date	253,868
Change in fair value	(86,052)
Fair value as at September 30, 2012	$167,816

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(unaudited)

NOTE 10 – SHORT TERM LOANS PAYABLE

On July 9, 2012, the Company issued a promissory note to a director agreeing to pay the principal amount of $30,000 plus interest at the rate of 6% per annum on July 31, 2012. Kallo did not pay on the due date and the director advanced a further $5,000 which is non-interest bearing, unsecured and has no fixed repayment date. The total amount of $36,868 remains outstanding as at September 30, 2012.

An officer and a stockholder have agreed to provide short term funding to the Company by paying some of its expenses. The advances are non-interest bearing, unsecured and have no fixed repayment dates. As at September 30, 2012, $26,082 was owing to the officer and the stockholder.

NOTE 11 – SUBSEQUENT EVENT

Resale of shares

On October 24, 2012, Kallo filed a prospectus relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26th, 2012 (the “Investment Agreement” or “Equity Line of Credit”).

Pursuant to the Investment Agreement, Kallo has the right to “put” to Kodiak (the “Put Right”) up to $2 million in shares of its common stock (i.e., Kallo can compel Kodiak to purchase its common stock at a pre-determined formula).

The Investment Agreement provides, in part, that following notice to Kodiak, Kallo may put to Kodiak up to $2,000,000 in shares of its common stock for a purchase price equal to 80% of the Volume Weighted Average Price which is defined as the lowest closing “best bid” price (the highest posted bid price) of the common stock during the five consecutive trading days immediately following the date of our notice to Kodiak of our election to put shares pursuant to the Investment Agreement. Kodiak has indicated that it will resell those shares in the open market, resell our shares to other investors through negotiated transactions, or hold our shares in its portfolio.

The Investment Agreement will terminate when any of the following events occur:

·	Kodiak has purchased an aggregate of $2,000,000 of Kallo common stock or six (6) months after the effective date;
·	Kallo file or otherwise enter an order for relief in bankruptcy; or
·	Kallo common stock ceases to be registered under the Securities Exchange Act of 1934 (the “Exchange Act”).

Operating lease commitment

On October 12, 2012, the Company renewed the lease of its office facilities for a period of six months starting on December 1, 2012. The Company’s additional obligation under this non-cancelable lease commitments is Canadian $37,962.

NOTE 12 – COMPARATIVES

The consolidated financial statements have been reclassified, where applicable, to conform to the presentation used in the current period.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

Our plan and focus during the next twelve months include both selling our existing product as well as developing and possibly selling new products. Since changing to our current business, we have not generated any revenues.

Our Sales and Marketing Strategy for existing developed products

As of the date of this report, we have achieved a EMR milestone for Specialists, by securing an accepted and signed installation order. The installation has been completed in October 2012 and the user training will be completed in Novermber 2012. Our milestones during the next twelve months are:

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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at September 30, 2012 had a working capital deficiency of $1,263,534 (excluding prepaid expenses).

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

Operating history; need for additional capital

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise.

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

Results of operations

Revenues

We did not generate any revenues during the nine months ended September 30, 2012 or 2011. Since our inception on December 12, 2006 we generated $15,887 in revenues. The revenues were generated in fiscal year 2007. Since then we have not generated any revenues. We will start generating revenues in November 2012 when we plan to complete the user training for our first installation of EMR for Specialists.

Expenses

During the three months ended September 30, 2012 we incurred total expenses of $658,973, including $231,425 in salaries and compensation, $22,143 in depreciation, $151,622 in professional fees, $103,003 in selling and marketing expenses, $64,582 in derivative loss and change in fair value of convertible promissory note and $86,198 as other expenses whereas during the three months ended September 30, 2011 we incurred total expenses of $3,278,555, including $127,623 in salaries and compensation, $2,369,550 in stock based compensation, $70,010 in software development costs, $21,825 in depreciation, $475,680 in professional fees, $39,645 in selling and marketing expenses and $174,222 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the three months ended September 30, 2012 from the comparative period is because in the previous period, the Company incurred $2,369,500 in non-cash stock based compensation and $70,010 in software development costs compared to NIL for the current three months period. There is also a decrease of $324,058 in professional fees and $100,174 in other expenses as we relied more on internal resources. The increase in salaries and compensation, selling and marketing expenses reflect the increase in activities of the Company as we work towards the development and marketing of a new medical software technology.

During the nine months ended September 30, 2012 we incurred total expenses of $1,713,771, including $587,293 in salaries and compensation, $66,427 in depreciation, $461,692 in professional fees, $225,341 in selling and marketing expenses, $117,816 in derivative loss and change in fair value of convertible promissory note and $255,202 as other expenses whereas during the nine months ended September 30, 2011 we incurred total expenses of $4,819,760, including $393,743 in salaries and compensation, $2,769,510 in stock based compensation, $140,215 in software development costs, $63,117 in depreciation, $752,383 in professional fees, $307,474 in selling and marketing expenses and $393,318 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the nine months ended September 30, 2012 from the comparative period is because in the previous period, the Company incurred $2,369,500 in non-cash stock based compensation and $140,215 in software development costs compared to NIL for the current nine months period. There is also a decrease of $290,591 in professional fees and $150,266 in other expenses as we relied more on internal resources. Otherwise, the general increase in expenses reflects the increase activities of the Company as we work towards the development and marketing of a new medical software technology.

Net Loss

During the three months ended September 30, 2012 we did not generate any revenues and incurred a net loss of $658,973 compared to a net loss of $3,278,555 during the same period in 2011. The main reason is because in the previous period, the Company incurred $2,369,500 in non-cash stock based compensation by issuing common shares to various officers and employees.

During the nine months ended September 30, 2012 we did not generate any revenues and we incurred a net loss of $1,713,771, compared to a net loss of $4,819,760 during the same period in 2011. The main reason is because in the previous period, the Company incurred $2,369,500 in non-cash stock based compensation by issuing common shares to various officers and employees.

From our inception on December 12, 2006 to September 30, 2012 we incurred a net loss of $11,470,969, $9,407,182 of which was general and administration, $824,292 of which was software development costs, $744,198 of which was selling and marketing, $173,738 of which was depreciation, $206,595 of which was interest and financing costs and $114,964 of which was other expenses.

From Inception on December 12, 2006 to September 30, 2012

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

During the quarter ended September 30, 2012, the Company issued 500,000 restricted shares of its common stock to a past officer as compensation for past services rendered.

During the quarter ended September 30, 2012, the Company issued 12,815,113 shares of its common stock for cash proceeds of $640,756.

On July 20, 2012, the Company issued 350,000 restricted shares of common stock to a creditor in consideration of satisfaction for services rendered for a fair value of $24,500.

On September 18, 2012, the Company sold 115,641,114 restricted shares of its common stock at $0.0001 to various officers and parties related to them in consideration of satisfaction of $11,564 in outstanding payables and as compensation for future services in the amount of $4,614,080. Because the sale price was below the quoted stock price per share of $0.04 per share at the time, the Company considered $4,614,080 as prepaid compensation which will be recognized as an expense over the lock up period of the restricted shares until August 31, 2013.

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby the company issued 2,000,000 shares of its common stock in exchange for an option to issue up to sell up to $2,000,000 at a price formula based upon the preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception.

Liquidity and capital resources

As at September 30, 2012, the Company had current assets of $5,093,422 and current liabilities of $1,572,985, indicating working capital of $3,520,437. However, excluding the prepaid expenses of $4,783,971 which relates mainly to deferred non-cash stock based compensation, there is a working capital deficiency of $1,363,534. As of September 30, 2012, our total assets were $6,158,105 in cash, prepaid expenses, copyrights, equipment and our total liabilities were $1,724,577 comprised of $949,907 in accrued liabilities, $85,000 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $36,665, obligations under capital leases of $131,005, deposit for shares to be issued of $151,592, convertible promissory note of $167,816, short term loans of $62,950 and loan of $139,642.

Cash used in operating activities amounted to $1,353,484 during the nine months ended September 30, 2012, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the current nine months period ended September 30, 2012.

Cash provided by financing activities during the nine months ended September 30, 2012 amounted to $1,585,841 and represented proceeds from sale of common stock of $1,397,130, proceeds for shares to be issued of $151,592, proceeds from convertible promissory note of $50,000, proceeds from loans payable of $40,494, net of payments under capital lease obligations of $53,375.

The Company issued 35,832,976 unregistered shares of common stock for cash consideration of $1,397,130 during the nine months period, in addition to the $394,474 which was received as at December 31, 2011.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS

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

ITEM 1A.            RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.              EXHIBITS

The following documents are included herein:

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.18	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.19	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.20	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.21	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.22	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.23	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.24	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.25	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.26	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.27	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2012.

KALLO INC.
(The "Registrant")

BY:	JOHN CECIL
JOHN CECIL
Principal Executive Officer, Principal FinancialOfficer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
VINCE LEITAO
President, Chief Operating Officer and a member of the Board of Directors

		Incorporated by reference
Exhibit	Document Description	Form	Date	Number	Filed herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.18	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.19	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.20	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.21	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.22	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.23	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.24	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.25	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.26	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.27	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension – Schema.	X

101.CAL	XBRL Taxonomy Extension – Calculations.	X

101.DEF	XBRL Taxonomy Extension – Definitions.	X

101.LAB	XBRL Taxonomy Extension – Labels.	X

101.PRE	XBRL Taxonomy Extension – Presentation.	X