Form 10-Q/A
period 2012-09-30
Kallo Inc.
filed 2013-01-17
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

(416) 246-9997
(Registrant’s telephone number, including area code)

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

REASON FOR AMENDMENT

The purpose of this amended Form 10-Q is to revise the Notes to the Financial Statements in Part I, Item 1 Financial Statements and the Management’s Discussion and Analysis of the Financial Condition in Item 2 of the Company as filed with SEC on November 14, 2012 in response to comments received from the SEC.

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
See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended		December 12, 2006
	September 30,		September 30,		(inception) to
	2012	2011	2012	2011	September 30, 2012

Revenue	$-	$-	$-	$-	$15,887

Cost of Revenue	-	-	-	-	12,840

Gross Profit	-	-	-	-	3,047

Expenses
General and administration	448,873	3,123,647	1,223,713	3,841,865	9,407,182
Selling and marketing	103,003	39,645	225,341	307,474	744,198
Software development costs	-	70,010	-	539,815	824,292
Foreign exchange loss (gain)	(3,057)	(17,668)	18,349	(4,301)	(6,335)
Depreciation	22,143	21,825	66,427	63,117	173,738
Interest and financing costs	23,429	23,096	62,125	53,790	206,595
Derivative loss	146,064	-	203,868	-	203,868
Change in fair value on convertible promissory note	(81,482)	18,000	(86,052)	18,000	(86,052)
Loss on disposal of equipment	-	-	-	-	6,530
	658,973	3,278,555	1,713,771	4,819,760	11,474,016

Net Loss and Comprehensive Loss	$(658,973)	$(3,278,555)	$(1,713,771)	$(4,819,760)	$(11,470,969)

Basic and diluted net loss per share	$(0.004)	$(0.067)	$(0.012)	$(0.107)

Weighted average shares used in calculating
Basic and diluted net loss per share	162,520,412	49,204,004	143,088,266	44,942,064

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period from December 12, 2006 (inception) through to September 30, 2012

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficiency)
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited)	-	$-	113,072,632	$1,131	$8,862,522	$(9,757,198)	$(893,545)
Issuance of common shares	-	-	35,832,076	358	1,791,246	-	1,791,604
Shares issued to employees and others for services	-	-	116,834,495	1,168	4,677,645	-	4,678,813
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	850,000	9	60,418	-	60,427
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Commitment shares held in trust by Kodiak (Note 3 & 11)	-	-	2,000,000	20	99,980	-	100,000
Net Loss	-	-	-	-	-	(1,713,771)	(1,713,771)
Balance September 30, 2012 (Unaudited)			$274,089,203	$2,741	$15,901,756	$(11,470,969)	$4,433,528
See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		December 12, 2006
	September 30,		(inception) to
	2012	2011	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,713,771)	$(4,819,760)	$(11,470,969)
Adjustment to reconcile net loss to cash used in
operating activities:
Depreciation	66,427	63,117	173,738
Stock based compensation	47,988	2,769,510	5,943,515
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	12,150	5,927	15,486
Non-cash derivative loss	203,868	-	203,868
Change in fair value on convertible promissory note	(86,052)	18,000	(86,052)
Non-cash settlement of expenses	415,181	394,905	428,414
Changes in operating assets and liabilities:
Increase in other receivables	(23,702)	-	(61,273)
Increase in prepaid expenses	(91,123)	-	(113,124)
Increase/(Decrease) in accrued liabilities and officers’ salaries	(184,450)	855,935	1,672,910
NET CASH USED IN OPERATING ACTIVITIES	(1,353,484)	(712,366)	(3,183,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	-	24,350	41,957
Proceeds from sale of common stock, net	1,397,130	590	2,913,870
Proceeds for shares to be issued	151,592	-	546,066
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(53,375)	(30,154)	(162,538)
Proceeds from convertible promissory note	50,000	-	50,000
Proceeds from loans payable	40,494	663,202	82,494
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,585,841	657,988	3,445,785
NET (DECREASE) INCREASE IN CASH	232,357	(54,378)	248,178
CASH - BEGINNING OF PERIOD	15,821	59,169	-
CASH - END OF PERIOD	$248,178	$4,791	$248,178
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$40,570
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$39,778	$265,706
Conversion of loans payable into common shares	$-	$698,071	$680,207
Settlement of accounts payable by common shares	$60,427	$40,000	$60,427
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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes, which are included as part of the Company’s Form 10-K filed with the SEC for the year ended December 31, 2011.

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
(unaudited)

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

On February 1, 2012, the Company issued 1,193,381 restricted shares of common stock to creditors in consideration of satisfaction for services rendered during the period for an amount of $53,169.

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

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby the company issued 2,000,000 shares of its common stock in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a subscription option asset in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On October 24, 2012, Kallo filed a prospectus relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26th, 2012 (See Note 11).

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2012
unaudited

NOTE 6 – ROPHE ACQUISITION

On December 11, 2009, an agreement was entered into by the Company to acquire 100% of the issued and outstanding shares of Rophe Medical Technologies Inc. (“Rophe”) for cash consideration of $1,200,000 and 3,000,000 of the Company’s common shares valued at $0.122 per share (based on discounted market price per share at the date of acquisition) for total purchase price of $1,565,000 (the “Rophe Acquisition”). The $1,200,000 was initially payable as follows: $50,000 within 30 days of the date of the agreement; $200,000 on March 31, 2010; $250,000 on April 30, 2010; $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. This transaction was closed on December 31, 2009.

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at September 30, 2012, there is a payable in the amount of $36,665. The 3,000,000 shares were considered issued as at the closing date of the acquisition and valued based on discounted market price per share at the date of acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

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

Contingencies

(a)
On July 29, 2011, Watt International Inc. (“Watt”) commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of $161,673.67 plus unspecified “special” damage. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform, and that Watt has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has recognized an accrual for the amount of the claim. An estimate could not be made of the unspecified “special” damage and hence no accrual was made thereof.

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

For the last 3 fiscal years, starting January 2010, Kallo management and board of directors have raised funds through a personal and professional network of angel investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  One of these options is an equity line of credit from Kodiak Capital Group LLC.  Management’s opinion is that this line of credit from Kodiak Capital Group LLC will enable continued operations for the next 12 months.

Analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less.  Based on market response to our products, services, and technologies, it is management’s opinion that we will not require additional funding. Management discussed and decided on the 6 month termination provision, anticipating that the Company would draw the $2,000,000 line of credit in one or more installments within 5 months.

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

Costs Associated with the Plan of Operations

Currently under the Plan of Operations, we have expenses towards 6 full time resources, including engineers, applications specialist, and project and operations managers.  We have completed the product development phase for Electronic Medical Records system, Mobile Clinics, and Clinical Command Centers.  Our efforts are focused in commercializing these technologies and generating revenue. The current capital requirement caters only to the resources, infrastructure, and business development expenses for these technologies. Management analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less for the next 12-18 months of operations.  Kallo management anticipates that this infusion of capital will generate revenue from sales of the above-mentioned technologies.  This will in turn sustain the company and enable further development of other Kallo owned copyrighted technologies.

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order. Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The installation was completed in October 2012 and the user training has been completed in November 2012.  Our milestones during the next twelve months are:

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

Within Canada, we will focus on having a direct sales force to market and sell EMR to walk-in clinics/doctor’s offices, Independent Diagnostic Centers /Independent Health Facilities and hospitals. The revenue generation from EMR consists of product sales, implementation, integration, training, on-going maintenance, and professional services.

Outside Canada, we may establish commercial partnerships for all of our product candidates in order to accelerate development and marketing in those countries and further broaden our products’ commercial potential.

To date, we have not generated any revenues from our operations.

KALLO MOBILE CARE

We have successfully launched one of our copyrighted technologies “MOBILE CARE” - Mobile Clinics in November 2011, and have since then received several enquiries for this product from countries in Africa, Vietnam, North West Territories and Northern Ontario in Canada, USA, and the Middle East. Based on the levels of interest from the local Ministries of Health, we have selected companies with business and technical strengths as our local representatives for sales and support in the region. Mobile Care is a state of the art clinical setup in a vehicle equipped with the latest technology in healthcare. More than just a facility, Mobile Care can instantly connect the onboard physician with specialists for on-demand consultation via satellite through its Telehealth system. This is truly a holistic approach to delivering healthcare to the remotely located. For many rural communities, the nearest hospital, doctor or nurse may be hundreds of kilometers away. In many cases, this gap can be bridged using Telehealth technology that allows patients, nurses and doctors to talk as if they were in the same room.

We expect to see sales revenues from Kallo’s Mobile Care business unit in the next twelve (12) months. Kallo’s Mobile Clinic is equipped with necessary medical equipment as per regional healthcare requirements. We also install our copyrighted software and third party software as required. Revenue is generated by charging for medical equipment, software licenses, installation implementation and training. This generates an ongoing revenue stream for service, maintenance, spare-parts, and consumables.

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

A.	M.C. Telehealth – Mobile Clinic Telehealth System – Developed and launched in November 2011.
B.	EMR Integration Engine - Electronic Medical Record Integration Engine - Under development.
C.	C&ID-IMS – Communicable and Infectious Disease Information Management System - Under Development
D.	CCG Technology - Clinical-Care Globalization technology – Under Development

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

Expenses

During the three months ended September 30, 2012 we incurred total expenses of $658,973, including $231,425 in salaries and compensation, $22,143 in depreciation, $151,622 in professional fees, $103,003 in selling and marketing expenses, $64,582 in derivative loss and change in fair value of convertible promissory note and $86,198 as other expenses whereas during the three months ended September 30, 2011 we incurred total expenses of $3,278,555, including $127,623 in salaries and compensation, $2,369,910 in stock based compensation, $70,010 in software development costs, $21,825 in depreciation, $475,680 in professional fees, $39,645 in selling and marketing expenses and $173,862 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the three months ended September 30, 2012 from the comparative period is because in the previous period, the Company incurred $2,369,910 in non-cash stock based compensation and $70,010 in software development costs compared to NIL for the current three months period. There is also a decrease of $324,058 in professional fees and $100,534 in other expenses as we relied more on internal resources. The increase in salaries and compensation, selling and marketing expenses reflect the increase in activities of the Company as we work towards the development and marketing of a new medical software technology.

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

On September 26, 2012, the Company entered into an investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby the company issued 2,000,000 shares of its common stock in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a subscription option asset in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On October 24, 2012, Kallo filed a prospectus relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26, 2012.

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

ITEM 1A.          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.             EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

10.27	Investment Agreement With Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of January, 2013.

KALLO INC.
(The “Registrant”)

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.1	Lease Agreement	SB-2	3/05/07	10.1

10.2	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.5	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.6	Registration Rights Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

10.27	Investment Agreement With Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X