Form 10-K
period 2012-12-31
Kallo Inc.
filed 2013-03-29
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

15 Allstate Parkway, Suite 600
Markham, Ontario, Canada L3R 5B4
(Address of Principal Executive Offices) (Zip Code)

(416) 246-9997
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None (Title of Class)	Common Stock (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]     No [   ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2012: $27,556,595

The registrant had 291,347,036 shares of common stock outstanding as of March 18, 2013.

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

On December 18, 2009 we amended the foregoing agreement to provide that the “$50,000 that was due by January 12, 2010 be extended to the 30th day of January, 2010” and to provide “that in the event of any default in the performance of this Agreement by either party, except for the payment of $50,000 payable on or before the 30th day of January 2010, the Defaulting Party was allowed a period of thirty (30) days in which to remedy such default.”

On March 16, 2010 we again amended the foregoing agreement to provide that in lieu of us paying  John Cecil, Grace Cecil, Samuel Baker, Carol Baker, and Vince Leitao the sum of $50,000 on or before the 30th day of January 2010, we were obligated to pay to John Cecil $35,000 by March 5th 2010 and pay to John Cecil $15,000 by March 31st 2010 and In lieu of the payment to the Rophe of the sum of $200,000 on March 31, 2010 and $250,000 on April 30, 2010 we were obligated to issue to issue:

John Cecil – 1,400,000 common shares
Grace Cecil – 1,400,000 common shares
Samuel Baker – 100,000 common shares
Carol Baker – 100,000 common shares
and pay to John Cecil on March 31, 2010 the sum of $50,000.

Upon acquiring Rophe, the focus of our business changed from selling printing equipment to manufacturing and developing medical information technology software.

Business Overview

We have two sets of products / Technologies.

1.	A product group for Point-of-Care consisting of Electronic Medical Record System, Picture Archiving and Communication System and Medical Device Connectivity system.

Kallo Inc., does not own the products referred in this section with exception to certain components developed by Kallo Inc.,

A.	Electronic Medical Record System (EMR) – Kallo has exclusive value added reseller rights for Mountain Medical Technologies EMR in Kallo’s Brand name “EMCURX”.
B.	Picture Archiving and Communication System (PACS) – Kallo is the Value added reseller for Candelis in Canada and other healthcare projects globally for an integrated solution offering.
C.
Medical Device Connectivity System (MDC) -– Kallo is in the process of negotiating an agreement with Capsule Technologies to be Value added reseller in Canada and other healthcare projects globally for an integrated solution offering.

2.	Kallo’s Copyrighted Technologies:

The following technologies are protected under Canadian and International copyrights are authored by John Cecil and owned by Kallo Inc. as referenced in the acquisition agreement between Kallo Inc. (formally known as Diamond Medical Technologies Inc.) and Rophe Medical Technologies Inc. Kallo Inc., has ownership rights of the products referred in this section, of which B, C, and D are under development

A.	M.C. Telehealth – Mobile Clinic Telehealth System – Developed and launched in November 2011.
B.	EMR Integration Engine – Electronic Medical Record Integration Engine - Under development.
C.	C&ID-IMS – Communicable and Infectious Disease Information Management System - Under Development
D.	CCG Technology – Clinical-Care Globalization technology – Under Development

The following is a summary of the information:

Number	Date of Filing	Place of Filing	Duration
1072203	November 3, 2009	Canada	Life of the Author, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year
1072204	November 3, 2009	Canada	Life of the Author, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year
1072205	November 3, 2009	Canada	Life of the Author, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year
1072543	November 17, 2009	Canada	Life of the Author, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year

Our Products in Development

Kallo’s product portfolio includes three earlier stage products listed below, all of which highlight the broad applicability of our proprietary technologies to a diverse range of potential future products. We plan to evaluate partnership opportunities for further development and commercialization of these products.

1.
The company has proprietary Copyrighted Technology “EMR Integration Engine” that demonstrate the future direction for integrated solutions as well as current efforts that illustrate interoperability within the continuum of care. EMR Integration Engine is software, which connects all the other applications in or outside a hospital/clinic with the EMR system. This enables the doctor/nurse to seamlessly access information in other healthcare applications without moving from one computer to the next.

2.
C&ID-IMS is an Internet-based solution for monitoring and managing Communicable and Infectious Disease information. Our target markets are Health Organizations and Ministries of Health, hospitals and Center for Disease Control (CDC) & the World Health Organization (WHO) members around the globe.

3.
CCG is our clinical-care globalization technology. This product is an effective way to capitalize on the growing “medical tourism phenomenon “ - patients going to low-cost countries for elective medical procedures –, a fast-growing worldwide, multibillion-dollar industry actively promoted by many countries. CCG can be used by both the destination and home country of a patient to maintain complete and accurate records of the treatment history, avoiding errors due to incomplete patient data and lessening the burden and expense of corrective action on the home country when medical tourists return home.

4.
MC-Telehealth (Mobile Clinic with Telehealth system) is our mobile clinic long distance or Telehealth technology. Our product enables the remote transmission of standardized formats of data for laboratory information, diagnostic imaging, diagnosis and clinical notes.

Target Market

Our primary target market for the point of care products is the Canadian health-care system including Walk-In Clinics/Physicians Offices, Independent Diagnostic Centers, Impendent Health Facilities, Laboratories, and Hospitals. Both the US and Canadian governments are moving towards requiring EMR records with the Canadian system at a more advanced stage of acceptance.

We are targeting other countries globally where Kallo is actively pursuing business opportunities to provide professional services for eHealth. Point of Care products are a fundamental requirement as a means to have information in the digital form for eHealth.

Our target market for Mobile Clinics and MC-Telehealth systems is global and we have established several sales and marketing partnerships under “Business Associate” Agreements either representing Kallo independently or as an organization. We are currently negotiating Mobile Clinic business in over 20 countries.

Intellectual Property and Research and Development

We continue our efforts in research and development  through collaborations with Medical faculties in Canada and USA on an ongoing basis where Kallo stands to benefit from the Technology ownership of the treatment or diagnostic systems developed for commercial use.

During fiscal 2011, we did incur expenses towards cost of resources (both management and technical) relating to research and development with considerable efforts in continuing our research and development work on the Mobile Clinic and Telehealth system, which would be rolled out in the near term in different geographies based on the needs and funding availability.

Competition

We compete with many entities that are engaged in the business of manufacturing and developing software designed to take medical information from many sources and depositing it into a single source as an electronic medical record for each patient.  Many of our competitors have greater resources than we do and have long established by histories of successful operations.  We are small provider and effectively are in the start-up phase of operations.  As a result of we have little or no impact upon our competition.

Managements View of the market trend impact:

Kallo Management believes that the market trend in Canada, USA and globally is continuing to reflect increased adoption of point of care technologies such as EMR and PACS.  This is very evident from the market information given above in the section “Market Trend for EMR and PACS”.

The current trend in the market is highly favorable to our products and the timing of launch meets with the need and demand for the product in the market.

Market trend and positive impact on our product

Kallo Management believes that our EMR will offer customers a far richer integrated medical and clinical content delivered to the doctor at point of care, than any other system in terms of high-priority functionality. EMR is consistently rated among the leaders in all systems of its kind, offering us a significant quality advantage when competing for contracts. In addition, EMR’s Clinical Information System is flexible enough that it can be installed in smaller hospitals that are far less attractive to our major competitors, and tailored to the specific needs and policies of that institution. The EMR also provides a multi-lingual platform, which may give us a competitive advantage in the international markets.

Currently, the points of care technologies are tied to meaningful use and regulators require monitoring of the outcome of technology implementation. Our products have the meaningful use reporting systems built-in and all outcome measurements are done internally as a built-in feature, whereas most of our competitors depend on third-party software to fulfill this functionality.

Market trend and negative impact on our product

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

In the Canadian context our products would require a preferred vendor status registration based on different provincial regulations which is generally seen as just a routine product and technology registration/endorsement.

Agreement with Kodiak Capital Group, LLC

On September 26, 2012, we entered into a investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby we issued 2,000,000 shares of its common stock in exchange for a put option to sell up to $2,000,000 worth of shares of our common stock at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. On October 24, 2012, we filed a Form S-1 registration statement relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak pursuant to the foregoing investment agreement.

Employees

As of January 31, 2013, we have seven (7) full time employees and two (2) part-time employees.

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

Other

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS.

Currently we are responding to comments from the SEC relating to our Form S-1 registration statement.

ITEM 2.          PROPERTIES.

Our properties consist mainly of leased office facilities. The executive offices of Kallo Inc. are located at 15 Allstate Parkway, Suite 600, Markham, Ontario, Canada, L3R 5B4, our telephone number is (416) 246-9997.

ITEM 3.          LEGAL PROCEEDINGS.

As of March 14, 2012, we settled our dispute with Leonard Steinmetz, our former treasurer, principal financial officer, principal accounting officer, and a member of the board of directors.  We agreed to resolve all of our differences by paying Mr. Steinmetz $130,000 in installments as follows:  $25,000, beginning eight days from the receipt from the Occupational and Safety Administration (“OSHA”) of its notice approving the withdrawal of Mr. Steinmetz’s OSHA complaint with prejudice; $10,000 to be paid on or before the last business day of each of the ten months following month of receipt of said notice from OSHA; and, a final installment of $5,000.00 or before the last business day of the eleventh month.  In addition, we agreed, that within 21 days of receipt of said notice from OSHA, we are to issue 500,000 restricted shares of our common stock to Mr. Steinmetz.  On May 2, 2012, the Occupational and Safety Administration approved Leonard Steinmetz’s withdrawal of his complaint against us.

On July 29, 2011, Watt International Inc. (“Watt”) commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of Canadian $161,673.67 plus unspecified “special” damage. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform, and that Watt has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has recognized an accrual for the amount of the claim. An estimate could not be made of the unspecified “special” damage and hence no accrual was made thereof.

On December 20, 2012, Mansfield Communications Inc. (Mansfield) entered into a legal action against Kallo concerning monies allegedly owed by Kallo to Mansfield for media consultancy and communication services provided by Mansfield to Kallo (Mansfield Communications Inc., Plaintiff vs. Kallo Inc., Defendant filed a Statement of Claim in the Ontario Superior Court of Justice, Case No. CV-12-47061). Mansfield is seeking damages in the amount of Canadian $191,246.11 plus unspecified “special” damage. On January 30, 2013, Kallo filed a Statement of Defense. Management is of the opinion that Mansfield has charged Kallo for services that Mansfield did not perform, and that Mansfield has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. At this time, management cannot assess the final outcome of the claim. Management has recognized an accrual for an amount of $161,991. An estimate could not be made of the unspecified “special” damage and hence no accrual was made thereof.

ITEM 4.          MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “KALO”. A summary of trading by quarter for 2012 and 2011 is as follows:

Fiscal Year 2012	High Bid	Low Bid
Fourth Quarter 10-1-12 to 12-31-12	$0.06	$0.01
Third Quarter 7-1-12 to 9-30-12	$0.20	$0.01
Second Quarter 4-1-12 to 6-30-12	$1.00	$0.25
First Quarter 1-1-12 to 3-31-12	$0.24	$0.05

Fiscal Year 2011	High Bid	Low Bid
Fourth Quarter 10-1-11 to 12-31-11	$0.11	$0.02
Third Quarter 7-1-11 to 9-30-11	$0.10	$0.05
Second Quarter 4-1-11 to 6-30-11	$0.22	$0.10
First Quarter 1-1-11 to 3-31-11	$0.22	$0.05

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

Securities authorized for issuance under equity compensation plans

We currently have two equity compensation plans: the 2012 Non-Qualified Incentive Stock Option Plan and the 2011 Non-Qualified Incentive Stock Option Plan.

The 2012 Non-Qualified Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 50,000,000 shares of common stock.

The 2011 Non-Qualified Incentive Stock Option Plan provides for the issuance of stock options for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan included 10,000,000 shares of common stock. At September 7, 2012, options to acquire 7,233,334 shares have been granted; 7,233,334 options have been exercised; and, 2,766,666 options to acquire shares of common stock remain available under this plan.

	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price of	available for future issuance
	of outstanding options,	outstanding options,	under equity compensation plans
	warrants and rights	warrants and rights	(excluding securities in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	None	None	None

Equity compensation plans
not approved by securities holders	0	$0.0	52,766,666

Total	0	$0.0	52,766,666

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

Our auditors have included a going concern emphasis of matter paragraph as part of the audit of our year-end consolidated financial statements.  We have not generated revenues from our operations during the last three years.  The only revenues generated by us was in 2007, when we were engaged in the business of selling printing equipment and related products. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties.  We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.  There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that the Company will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last 4 fiscal years, starting January 2010, Kallo management and board of directors have raised funds through a personal and professional network of angel investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  One of these options is an equity line of credit from Kodiak Capital Group LLC.  Management’s opinion is that this line of credit from Kodiak Capital Group LLC will enable continued operations for the next 12 months.  There is no assurance that Kodiak Capital Group LLC will supply us with any money.  In the event we do not receive any funds from Kodiak, we will continue to borrow money from or sell restricted shares of our common stock to our officers and directors in order to maintain operations.  Our officers and directors are under no legal duty to provide us with additional financing nor have our officers and directors committed to provide us with additional financing.

Analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less.    We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company ("Kodiak") whereby we have the right to "put" to Kodiak up to $2,000,000 in our shares of common stock.  In connection therewith, we have filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 shares of our common stock.  Based upon the current price of our common stock, we believe that if Kodiak purchases all 50,000,000 shares of common stock, we will only receive $720,000.  In order to raise the balance of $1,280,000, we will have to register another 100,000,000 shares of common stock.  The foregoing assumes that the market price for our common stock will not decrease further.  If the market price for our common stock decreases further, we will have to register additional shares for sale which will continue to dilute our existing shareholders substantially.

On November 20, 2012, we signed a memorandum of understanding with the Ministry of Health of the Republic of Ghana for the supply and implementation of a National Mobile Care program with Mobile Clinics and Clinical Command Centers integrated with the existing healthcare system and improve the healthcare delivery services to the rural and remote population of Ghana at large for a total project cost for National implementation and Maintenance support for five years of US$158,500,000.

1.   The Ministry of Health of the Republic of Ghana and Kallo Inc. have agreed that a contract for the implementation of the Mobile Care projects will be signed when the following conditions have been satisfied:

a)	Approval of the Credit Agreement by the Cabinet and Parliament of Republic of Ghana and the relevant KALLO INC. for the implementation of the projects;
b)
Approval by the Ministry of Health of the detailed proposal for Mobile Care project submitted by Kallo Inc., dated 19 November 2012 which includes detailed technical specifications for the mobile clinics, training and maintenance support services.

c)	The training program will include a certification process for Kallo Inc., affiliated Canadian and United States Of America Medical Teaching University and Applied Science Colleges.
d)	Successful completion of "Value for Money" audit of the Contractor's proposal and negotiations;
e)	Approval of the contract by the Public Procurement Authority of Ghana.

2.   That the National rollout overview and supply and training schedules will be mutually agreed, upon the acceptance of the indicative terms and condition of the loan by the Ministry of Finance and Economic Planning of the Republic of Ghana;

3.   That Party B's financial proposals attached herein to be used by the Ministry of Finance and Economic Planning for consideration and value for money assessment;

a)	That Party B's technical proposals shall be considered by a team of experts for assessment and negotiation

4.   Any disputes between the parties shall be resolved through negotiation and mediation by the appropriate authorities

5.   That within 30 days after the signing of the MOU, Party A shall notify Party B by a written document his requirements and specifications which shall include andnot be limited to the following information:

a)	Feasibility study report
b)	National geographic locations and demographic deployment schedules for Mobile Clinics and Clinical Command Centers
c)	Different functional requirements of Mobile clinics for both rural and urban locations
d)	Number of Mobile Clinics and Clinical Command Centers in each region
e)	Current standards for medical equipment in hospital in Ghana, for example: the standard of radiation control of X-ray machine
f)
Standards for electric appliances used in mobile clinics and for environmental protection, for example: power outlet and interface of electric appliances, busing standards for the protection for X -ray machine

g)	Standards for waste-water treatment, medical waste treatment, operating-room and supply room of the Mobile Clinic
h)	Human resources deployment in district level hospital for mobile clinic
i)	Standards for contagions diseases isolation and sterilization in Ghana
j)	Principal of accessory and spare-parts supply
k)	Principle of medical consumables and medical equipment consumables

As at March 13, 2013, the following items have been satisfied:

a)
Approval by the Ministry of Health of the detailed proposal for Mobile Care project submitted by Kallo Inc., dated 19 November 2012 which includes detailed technical specifications for the mobile clinics, training and maintenance support services.

b)	The training program will include a certification process for Kallo Inc., affiliated Canadian and United States Of America Medical Teaching University and Applied Science Colleges.
c)	Feasibility study report
d)	National geographic locations and demographic deployment schedules for Mobile Clinics and Clinical Command Centers
e)	Different functional requirements of Mobile clinics for both rural and urban locations
f)	Number of Mobile Clinics and Clinical Command Centers in each region
g)	Current standards for medical equipment in hospital in Ghana, for example: the standard of radiation control of X-ray machine
h)
Standards for electric appliances used in mobile clinics and for environmental protection, for example: power outlet and interface of electric appliances, busing standards for the protection for X -ray machine

i)	Standards for waste-water treatment, medical waste treatment, operating-room and supply room of the Mobile Clinic
j)	Human resources deployment in district level hospital for mobile clinic
k)	Standards for contagions diseases isolation and sterilization in Ghana
l)	Principal of accessory and spare-parts supply
m)	Principle of medical consumables and medical equipment consumables

Plan of Operation at March 31, 2013

The following plan of operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document.

Kallo mobile Care implementation plan for Ghana is based on the timelines of the Mobiles Clinic’s delivery and training provided by Kallo.

Based on the Delivery plan of Kallo Inc. there is a lead-time of 5-6 months for production and delivery of the first 2 mobile clinics in Ghana from the time of confirmed purchase order along with payments through Bank.

In this period of 5-6 months from the date of purchase order confirmation to Kallo Inc. the following shall be completed for go live of the Mobile Clinics.

1.	Establish geographical coverage for Mobile Clinics based on hospitals to population ratio in specific rural areas of Ghana
2.	Establish the Specialists support from Teaching Hospitals
3.	Establish Leadership for operational and administrative support
4.	Establish Governance Councils for operations, Education and Training

Kallo Mobile Care program with Mobile Clinics, Clinical and Administrative Command Centers deployed in an integrated model with the current healthcare delivery services will produce demonstrable impact in the community in terms of improved healthcare delivery within 12 months of implementation that would contribute to the flagship achievement by the current government to its merit.

Our plan and focus during the next twelve months include implementing Kallo Mobile Care program in Ghana in a timely manner, selling our existing products as well as developing and possibly selling new products.

Costs Associated with the Plan of Operations

Currently under the Plan of Operations, we have expenses towards 7 full time resources, including engineers, applications specialist, and project and operations managers.  We have completed the product development phase for Electronic Medical Records system, Mobile Clinics, and Clinical Command Centers.  Our efforts are focused in commercializing these technologies and generating revenue. The current capital requirement caters only to the resources, infrastructure, and business development expenses for these technologies. Management analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less for the next 12-18 months of operations.  Kallo management anticipates that this infusion of capital will generate revenue from sales of the above-mentioned technologies.  This will in turn sustain the company and enable further development of other Kallo owned copyrighted technologies.

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order.  Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and advance payment of $24,990 has been received as of December 31, 2012. Revenue from this installation will be $30,000 with an anticipated gross profit of $20,000. Clinical user and administrative training will be completed in July  2013 to ensure seamless transition to a paperless digital medical clinic. Work on this order has commenced and installation will be completed in the third  quarter 2013.

Our milestones during the next twelve months are:

1 - Developing our sales organization and marketing the third party products along with our software that bring the data from these products into an EMR system in the major metropolitan areas of Canada. We expect the cost to be $300,000 and 12 months to complete this Milestone.

2 – Simultaneously with the build-up of our sales organization, we will build a product support team that will provide installation, training and customer support. We expect the cost to be $500,000 and 12 months to complete this Milestone.

3 – Expanding our market from the larger metropolitan areas to the smaller rural and more distant medical facilities. We expect the cost to be $250,000 and 12 months to complete this Milestone.

4 – Developing our Mobile Care business globally. We expect the cost to be $ 700,000 and 12 months to complete the Milestone.

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

KALLO MOBILE CARE

We have successfully launched one of our copyrighted technologies “MOBILE CARE” - Mobile Clinics in November 2011, and have since then received several enquiries for this product from countries in Africa, Vietnam, North West Territories and Northern Ontario in Canada,  USA and the Middle East.  We have not been contacted Sudan, Syria, or Iran.  If we were contacted by Sudan, Syria, or Iran, we would not do business with them or with any entity located within their geographical boundaries since they are designated by the U.S. Department of State as sponsors of terrorism and are subject to U.S. economic sanctions and export controls. Based on the levels of interest from the local Ministries of Health, we have selected companies with business and technical strengths as our local representatives for sales and support in the region. Mobile Care is a state of the art clinical setup in a vehicle equipped with the latest technology in healthcare. More than just a facility, Mobile Care can instantly connect the onboard physician with specialists for on-demand consultation via satellite through its Telehealth system. This is truly a holistic approach to delivering healthcare to the remotely located. For many rural communities, the nearest hospital, doctor or nurse may be hundreds of kilometers away. In many cases, this gap can be bridged using Telehealth technology that allows patients, nurses and doctors to talk as if they were in the same room.  Mobile Care is not the same thing as EMR referred to herein.

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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at December 31, 2012 had a working capital deficiency of $1,018,696.

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

To become profitable and competitive, we have to sell our products and services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

Revenues

a)
We did not generate any revenues during the year ended December 31, 2012 or 2011. From our inception on December 12, 2006 through December 31, 2012 we generated $15,887 in revenues. We generated the revenues in 2007 when we were engaged in the business of selling printing equipment and related products. The revenues were generated in fiscal year 2007. Since then we have not generated any revenues. We are in the process of completing the user training for our first installation of EMR for Specialists and will start generating revenues in early 2013.

Expenses

During the year ended December 31, 2012 we incurred total expenses of $7,003,791, including $5,392,199 in salaries and compensation, $88,569 in depreciation, $615,747 in professional fees, $419,702 in selling and marketing expenses and $487,574 as other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees.

During the year ended December 31, 2011 we incurred total expenses of $5,337,700.

The increase in our expenses for the year ended December 31, 2012 was primarily due to an increase in salaries and compensation of $2,403,849 offset by a decrease in research and development costs of $162,815 and a decrease in professional fees of $686,981.

Net Loss

During the year ended December 31, 2012 we did not generate any revenues and we incurred a net loss of $7,003,791 compared to a net loss of $5,337,700 in 2011.

From our inception on December 12, 2006 to December 31, 2012 we incurred a net loss of $17,404,309, $15,089,288 of which was general and administration, $824,292 of which was software development costs, $938,559 of which was selling and marketing and $552,170 of which was other expenses.

Results of Operations

From Inception on December 12, 2006 to December 31, 2012

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

During the year ended December 31, 2012, the Company’s issued 52,589,910 shares of its common stock in consideration of $2,629,497, of which $394,474 was received as at December 31, 2011.

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

During the year ended December 31, 2012, the Company sold 117,833,494 restricted shares of its common stock at $0.0001 to various officers, employees and parties related to them in consideration of satisfaction of $11,564 in outstanding payables and as compensation for future services in the amount of $4,734,814.

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

December 31, 2011 compared to December 31, 2010

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

Liquidity and capital resources

As at December 31, 2012, we had current assets of $538,458, current liabilities of $1,557,154, and a working capital deficiency of $1,018,696. As of December 31, 2012, our total assets were $1,480,999 in cash, copyrights, equipment and our total liabilities were $1,557,154 comprised of $993,277 in accrued liabilities, $55,000 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $525, loans payable of $174,327, convertible promissory notes of $200,767, deferred revenue of $24,990 and obligations under capital leases of $108,268.

Cash used in operating activities amounted to $1,925,257 during fiscal 2012, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the year.

Cash provided by financing activities during the year amounted to $2,227,881 and represented mainly proceeds from sales of common stock of $2,235,004, proceeds from convertible promissory notes of $50,000, proceeds from loans payable of $12,165, net of capital lease payments of $69,288.

In 2012, the Company’s issued 52,589,910 shares of its common stock in consideration of $2,629,496, of which $394,474 was received as at December 31, 2011.

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
(formerly Diamond Technologies, Inc.)
(A DEVELOPMENT STAGE COMPANY)

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Kallo Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Kallo Inc. (a development stage company) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficiency), and cash flows for the years then ended and for the period from December 12, 2006 (inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements as of December 31, 2010, and for the period from December 12, 2006 (inception) to December 31, 2010, were audited by other auditors whose reports expressed unqualified opinions on those consolidated financial statements. Our opinion on the consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficiency), and cash flows for the period from December 12, 2006 (inception) to December 31, 2012 insofar as it relates to the amounts for prior periods through December 31, 2010, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors, provides a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the year then ended and for the period from December 12, 2006 (inception) to December 31, 2012, in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 15 to the consolidated statements the 2010 consolidated financial statements have been restated to correct an error in accounting for extinguishment of debt with related parties during the year ended December 31, 2010.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception and had an accumulated deficit of $17,365,763 at December 31, 2012 that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHWARTZ LEVITSKY FELDMAN LLP
Toronto, Ontario, Canada	Chartered Accountants
March 26, 2013	Licensed Public Accountants

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
ASSETS	2012	2011 (Restated-Note 15)
Current Assets:
Cash	$318,445	$15,821
Other receivables	87,196	37,571
Prepaid expenses	132,817	78,768
Total Current Assets	538,458	132,160

Copyrights (Note 8)	865,000	865,000
Equipment, net (Note 6)	77,541	166,110
TOTAL ASSETS	$1,480,999	$1,163,270

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued liabilities	$993,277	$1,253,283
Accrued officers’ salaries	55,000	175,000
Acquisition cost payable (Note 8)	525	56,502
Current portion of obligations under capital leases (Note 7)	108,268	94,377
Loans payable (Note 9)	109,044	-
Convertible promissory notes (Note 10)	200,767	-
Short term loans payable (Note 11)	65,283	-
Deferred revenue	24,990	-
Total Current Liabilities	1,557,154	1,579,162

Obligations Under Capital Leases (Note 7)	-	83,179
Deposit for shares to be issued (Note 3)	-	394,474
TOTAL LIABILITIES	1,557,154	2,056,815

Commitments and Contingencies (Notes 8 and 13)
Going Concern (Note 1)
Subsequent Events (Note 14)
Stockholders’ Deficiency (Note 3)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 (2011 – 500,000,000) shares authorized, 291,347,036 and 113,072,632 shares issued and outstanding at December 31, 2012 and 2011, respectively.	2,913	1,131
Additional paid-in capital	17,286,695	9,467,296
Deficit accumulated during the development stage	(17,365,763)	(10,361,972)

Total Stockholders’ Deficiency	(76,155)	(893,545)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,480,999	$1,163,270

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2012	2011	2012 (Restated – Note 15)

Revenue	$-	$-	$15,887

Cost of Revenue	-	-	12,840
Gross Profit	-	-	3,047

Expenses
General and administration	6,265,546	4,555,257	15,089,288
Selling and marketing	419,702	426,017	938,559
Software development costs	-	162,815	824,292
Foreign exchange loss	14,376	(32,446)	(10,308)
Depreciation	88,569	85,296	195,880
Interest and financing costs	64,831	140,761	209,301
Change in fair value on convertible promissory notes	150,767	-	150,767
Loss on disposal of equipment	-	-	6,530
	7,003,791	5,337,700	17,404,309

Net Loss and comprehensive loss	$(7,003,791)	$(5,337,700)	$(17,401,262)

Loss per share - Basic and diluted net	$(0.040)	$(0.087)

Weighted average number of shares outstanding - Basic and diluted	176,907,227	61,446,207

For the years ended December 31 2012 and 2011, there were 1,580,000 warrants outstanding, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period from December 12, 2006 (inception) through December 31, 2012

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	5,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006	-	-	5,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-	-	573,834	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	5,573,834	167	172,508	(251,102)	(78,427)
Three-for-one stock split	-	-	11,147,668	-	-	-	-
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of common shares	-	-	1,580,000	16	277,364	-	277,380
Issuance of common share warrants	-	-	-	-	117,620	-	117,620
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited) (As previously stated)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Correction of error (Note 15)	-	-	-	-	604,774	(604,774)	-
Balance December 31, 2010 (Audited) (As restated)	-	$-	39,085,166	$392	$5,504,907	$(5,024,272)	$481,027
Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited) (As restated)	-	$-	113,072,632	$1,131	$9,467,296	$(10,361,972)	$(893,545)
Issuance of common shares	-	-	52,589,910	526	2,628,971	-	2,629,497
Shares issued to employees and others for services	-	-	117,834,494	1,178	4,745,238	-	4,746,416
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	350,000	3	35,424	-	35,427
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Commitment shares held in trust by Kodiak (Note 3)	-	-	2,000,000	20	99,980	-	100,000
Receivable on stock subscription	-	-	-	-	(100,159)	-	(100,159)
Net Loss	-	-	-	-	-	(7,003,791)	(7,003,791)
Balance December 31, 2012 (Audited)	-	$-	291,347,036	$2,913	$(17,286,695)	$(17,365,763)	$(76,155)

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period December 12, 2006 (inception) to December 31, 2012 (Restated – Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,003,791)	$(5,337,700)	$(17,401,262)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	88,569	85,296	195,880
Stock-based compensation	4,729,531	3,119,150	11,265,331
Write-off of deferred financing costs	-	66,064	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	37,404	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	5,390	3,336	8,726
Non-cash derivative loss	203,868	-	203,868
Change in fair value on convertible promissory notes	(53,101)	-	(53,101)
Non-cash expenses	415,181	13,233	428,414
Changes in operating assets and liabilities:
Increase in other receivables	(49,625)	(37,571)	(87,196)
Increase in prepaid expenses	(54,049)	(13,101)	(76,050)
Increase in accrued liabilities	(232,220)	1,080,656	1,625,140
Increase in deferred revenue	24,990	-	24,990
NET CASH USED IN OPERATING ACTIVITIES	(1,925,257)	(983,233)	(3,755,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder advances (repayments)	-	-	41,957
Proceeds from issuance of common stock	2,235,004	654,574	3,751,744
Proceeds for shares to be issued	-	394,474	394,474
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(69,288)	(109,163)	(178,451)
Proceeds from convertible promissory notes	50,000	-	50,000
Proceeds from loans payable	12,165	-	54,165
CASH PROVIDED BY FINANCING ACTIVITIES	2,227,881	939,885	4,087,825

NET (DECREASE) INCREASE IN CASH	302,624	(43,348)	318,445
CASH
Beginning of period	15,821	59,169	-
End of period	$318,445	$15,821	$318,445

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$45,150	$51,957

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$40,747	$265,706
Conversion of loans payable into common shares	$-	$42,000	$680,207
Settlement of accounts payable by common shares	$35,427	$49,434	$84,861
Commitment shares held in trust by Kodiak	$100,000	$-	$100,000

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND GOING CONCERN

Organization

Kallo Inc. (the “Company” or “Kallo”), formerly Diamond Technologies, Inc., a development stage company, was incorporated in Nevada on December 12, 2006. The Company originally offered media, inks, printing, and graphic design services to the large format digital printing industry. The Company’s fiscal year ends on December 31st. On December 31, 2009, Kallo entered into an agreement with Rophe Medical Technologies Inc. and its shareholders (collectively “Rophe”) wherein Kallo acquired all of the issued and outstanding shares of common stock of Rophe. As a result of the Rophe transaction, Kallo changed its business focus from selling printing equipment to manufacturing and developing software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

On January 14, 2011, Kallo Inc. was incorporated in Nevada and merged into Diamond Technologies Inc., at which point the Company changed its name to Kallo Inc.

On December 10, 2010, the Company entered into a North American Authorized Agency Agreement (the “Agreement”) with Advanced Software Technologies, Inc., located in the Grand Cayman Islands (“AST”). Under the Agreement, the Company was appointed sales agent for AST and will be paid fees by AST for selling AST products. The Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market. The AST technology is being incorporated into the Company’s medical information software currently in development. Delays in announcing EMR specifications 5.0 by Ontario and Canadian regulatory bodies has caused a delay in the marketing plans for launching AST products in the Canadian market despite our EMR having been announced as the official EMR of the paediatric section – Ontario Medical Association.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $17,401,262 at December 31, 2012. The Company will continue to incur losses as it develops its products and marketing channels during 2013.

The Company has met its historical working capital requirements from the sale of common shares and loans from an officer/stockholder. In order to not burden the Company, the officer/stockholder has agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. After the year end, the Company raised $230,000. (Note 14)

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key estimates include the fair value of common stock issued for services received by the Company, valuation of financial instruments, impairment of long term intangible assets and equipment, measurement of non-monetary transactions and provision for penalties and interest on estimated payroll tax liabilities.

Equipment

Equipment comprises computer equipment and is stated at cost less accumulated depreciation. The cost of computer equipment is depreciated using the straight-line method over the estimated useful life of the related assets of 3 years.

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
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Software Development Costs (continued)

Thereafter, all software development costs incurred through the software’s general release date are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. No costs have been capitalized to date as the Company has not completed a working model as of yet.

Intangible Assets - Copyrights

Copyrights are stated at cost. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author’s life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, there was no impairment of copyrights as at December 31, 2012 and 2011.

Impairment of Long-lived Assets

Long-lived assets comprise of equipment and copyrights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. Management evaluated whether there are any adverse qualitative factors in respect to copyrights and equipment indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that no impairment exists that relate to these assets through December 31, 2012.

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, Research and Development. Accordingly, all research and development costs are charged to expense as incurred as software development costs.

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

Fair Value of Financial Instruments (continued)

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

The fair value of cash, other receivables and accrued liabilities approximate their carrying amounts due to their short term nature. Cash is classified as Level 2 and other receivables and accrued liabilities classified as Level 3.

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

Contingencies

The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. See Note 13.

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
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Stock Issued in Exchange for Services

The valuation of the Company’s common stock issued in exchange for services is valued at an estimated fair market value as determined by Management of the Company based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the period that the services are performed.

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

Convertible promissory note

Convertible promissory note is accounted for under FASB Codification ASC 815-15-25-4 (formerly SFAS 155). In accordance with the standard, the Company performs a fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. The fair value has been defined as the common stock equivalent value, enhanced by the fair value of the default put plus the present value of the coupon. See Note 10.

Non-monetary transactions

The Company applies ASC 845, “Accounting for Non-Monetary Transactions”, to account for services received through non-cash transactions based on the fair values of the services involved, where such values can be determined. If fair value of the services received cannot be determined, then the fair value of the shares given as consideration is used.

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were approximately $251,844 and $396,858, during the years ended December 31, 2012 and 2011, respectively.

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
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Recently Adopted Accounting Pronouncements (continued)

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The ASU removes the presentation options in Accounting Standard Codification Topic 220 and requires entities to report components of comprehensive income in either 1) a continuous statement of comprehensive income or 2) two separate but consecutive statements. In December 2011, FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income” which effectively defers the changes in ASU No. 2011-05, “Presentation of Comprehensive Income” that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income to the first quarter of 2012 for the Company. We adopted the amendments on January 1, 2012 and presented a single continuous statement of comprehensive loss.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. The provisions of ASU No. 2011-08 permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further impairment testing is required. The provisions of ASU No. 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted provided that the entity has not yet performed its annual impairment test for goodwill. We adopted the new provisions of ASU No. 2011-08 for the year ended December 31, 2012. The adoption of ASU No. 2011-08 had no material effect on our financial statements.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which provides companies with the option to first assess qualitative factors in determining whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that an indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value. Previously, companies were required to perform the quantitative impairment test at least annually. The new accounting guidance is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company has early adopted this standard.

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
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Recent Accounting Pronouncements (continued)

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under US GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The Company is currently evaluating the impact of adopting this guidance.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. The ASU clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. This ASU 2012-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The ASU is effective for fiscal periods beginning after December 15, 2012. The Company plans to adopt this guidance beginning January 1, 2013.

In March 2013, FASB issued ASU No. ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU 2013-05 provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cta in partial sales of equity method investments and in step acquisitions. The amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The Company plans to adopt this guidance beginning January 1, 2014.

NOTE 3 – COMMON STOCK

Common Stock

2006 and 2007
On December 12, 2006, the Company issued 5,000,000 (15,000,000 shares post stock split) shares of common stock, par value $0.00001 per share, to its initial stockholders in exchange for $50 in cash. In 2007, the Company issued 490,501 (1,471,502 shares post stock split) shares of common stock at $0.083333 per share for total proceeds of $122,625 and 83,333 (250,000 shares post stock split) shares of common stock at $0.20 per share for total proceeds of $50,000.

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – COMMON STOCK (continued)

Common Stock (continued)

2009
In December 2009, the Company issued 6,000,000 of the Company’s common shares valued at $765,300 as part of the consideration paid to acquire the outstanding shares of Rophe Medical Technologies Inc. (See Note 8).

On December 30, 2009, the Company issued 150,000 shares of its common stock at $0.10 per share to its president for proceeds of $15,000. Because the sale price was below the quoted stock price of $0.15 per share at the time, the Company considered $7,500 as compensation and recorded the amount as stock based compensation with a corresponding credit to additional paid-in-capital.

2010
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

2011
On January 14, 2011, the Company issued 4,000,000 shares of its common stock at $0.0001 per share to its CEO for proceeds of $400. Because the sale price was below the quoted stock price of $0.10 per share at the time, the Company considered $399,600 as compensation and recorded the amount as stock based compensation with a corresponding credit to additional paid-in-capital.

On September 22, 2011, the Company issued 54,500,000 shares of its common stock at $0.0001 per share for proceeds of $5,450, including 38,500,000 shares to its officers. Because the sale price was below the quoted stock price of $0.05 per share at the time, the Company considered $2,719,550 as compensation and recorded the amount as stock based compensation with a corresponding credit to additional paid-in- capital.

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

During the year ended December 31, 2011, the Company issued 13,604,132 shares of its common stock for cash proceeds of $718,694, which included the conversion of loans payable of $25,000 and $17,000 into common stock of the Company during the year ended December 31, 2011.

2012
During the year ended December 31, 2012, the Company’s issued 52,589,910 shares of its common stock in consideration of $2,629,497, of which $394,474 was received as at December 31, 2011.

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – COMMON STOCK (continued)

Common Stock (continued)

During the quarter ended March 31, 2012, the Company issued 5,000,000 shares of its common stock valued at $350,000 to consultants for the provision of various services to the Company.

On June 1, 2012, the Company issued 500,000 restricted shares of its common stock to a past officer as compensation of $60,000 for past services rendered.

On July 20, 2012, the Company issued 350,000 restricted shares of common stock to a creditor in consideration of satisfaction for services rendered for a fair value of $35,427.

During the year ended December 31, 2012, the Company issued 117,834,494 restricted shares of its common stock at $0.0001 to various officers, employees and parties related to them in consideration of satisfaction of $11,564 in outstanding payables and as compensation for future services in the amount of $4,734,814. Because the sale price was below the quoted stock price per share of between $0.04 and $0.05 per share at the time, the Company considered $4,729,633 as compensation expense and $5,181 as non-cash expense and recorded the amount as stock based compensation and miscellaneous expense respectively with a corresponding credit to additional paid-in- capital.

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby the company issued 2,000,000 shares of its common stock in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a stock subscription receivable (included in equity) in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On October 24, 2012, Kallo filed a prospectus relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26th, 2012.

The Investment Agreement will terminate when any of the following events occur:

•	Kodiak has purchased an aggregate of $2,000,000 of Kallo common stock or six (6) months after the effective date;
•	Kallo files or otherwise enters an order for relief in bankruptcy; or
•	Kallo common stock ceases to be registered under the Securities Exchange Act of 1934 (the “Exchange Act”).

On June 27, 2011, Kallo registered 10,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2011 Non-Qualified Stock Option Plan (the “2011 Plan”), to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2012, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan, which is included in the 117,834,494 shares issued to employees and others for services mentioned above.

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – COMMON STOCK (continued)

Common Stock (continued)

On September 6, 2012, Kallo registered 50,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2012 Non-Qualified Stock Option Plan (the “2012 Plan”) to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2012, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

On February 1, 2012, the Board of Directors of the Company agreed to issue 500,000 common shares to Mansfield Corporation Inc. as partial payment for services under the contract with Kallo. However, on January 11, 2013, as a result of the Statement of Claim filed by Mansfield against Kallo (Note 13), the Board of Directors of the Company decided to cancel the shares issued to Mansfield and return the 500,000 common shares to treasury.

Stock Split

On February 8, 2008 the Board of Directors approved a three-for-one stock split effective February 25, 2008. All references in the consolidated financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of this stock split.

NOTE 4 – WARRANTS

Warrant activity for the years ended December 31, 2012 and 2011 are as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2010	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2011	1,580,000	$0.50
Granted	-
Balance, December 31, 2012	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement was filed on October 24, 2012.

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012, 107,076,003 shares were issued to directors and officers of the Company and their family for a total amount of $4,313,040, of which $150,000 was contributed as cash by them and $4,163,040 was granted to them as stock-based compensation.

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $36,450 (2011 - $NIL) (See Note 11) and $9,856 (2011 - $NIL) due to another director and officer of the Company (See Note 11) and in accrued liabilities – other is an amount of $28,118 (2011 - $NIL) due to directors and officers of the Company as at December 31, 2012. Other receivables include an amount of $3,576 (2011 - $NIL) due from a director and officer of the Company as at December 31, 2012.

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

NOTE 6 – EQUIPMENT

	December 31, 2012	December 31, 2011

Computer equipment under capital lease	$223,683	$223,683
Nexus computer equipment under capital lease	42,023	42,023

Total Equipment	265,706	265,706
Less accumulated depreciation	(188,165)	(99,596)

Equipment – net	$77,541	$166,110

Depreciation expense for the years ended December 31, 2012, 2011 and period from December 12, 2006 (date of inception) to December 31, 2012 were $88,569, $85,296 and $195,880 respectively.

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 – OBLIGATIONS UNDER CAPITAL LEASES

	December 31, 2012	December 31, 2011

Obligation under capital lease to acquire specific equipment in monthly payments of $1,326 including interest at 10% per annum, expiring in November 2013	$21,688	$21,197
Obligation under capital lease to acquire specific equipment in monthly payments of $7,212 including interest at 10% per annum, expiring in October 2013	86,580	156,359
	108,268	177,556
Less: current portion	(108,268)	(94,377)
	$-	$83,179

Minimum lease payments on capital lease obligations are as follows:

2013	$108,540
108,540
Less: imputed interest	(272)
$108,268

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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at December 31, 2012, there is a payable in the amount of $56,502. The 3,000,000 shares were considered issued as at the closing date of the acquisition and valued based on discounted market price per share at the date of acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

The total recorded acquisition price of $865,000 was allocated to the copyrights obtained in the acquisition as they were the only significant assets of Rophe, which did not have any operations. The Company has not recorded the remaining contingent payment of $700,000 due to the uncertainty of the launch of Projects 1, 2 and 3. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author’s life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on the remaining life of the copyrights and Management’s estimation of future profits, there was no impairment of copyrights as at December 31, 2012 and 2011.

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 9 – LOAN PAYABLE

As at December 31, 2012, a loan payable of $109,044 to an arm’s length party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,232.50. Future scheduled repayments of principal are as follows:

Within one year	$109,044
$109,044

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are unsecured and bear interest at 3.25% per annum with all principal and accrued interest due and payable one year from the dates of execution of the Notes. The Notes are due as follows: $20,000 on April 23, 2013, $10,000 on July 5, 2013, $20,000 on August 22, 2013. The Holders may, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share equal to 30% discount to the average of the previous three lowest trading days over the last 10 trading days prior to the Conversion Date. All shares converted on or after six months from the dates of execution of the notes shall be issued as free-trading, unrestricted shares. The Company may prepay these Notes at anytime without penalty and without the prior consent of the Holders.

At the commitment date, the Company elected to initially and subsequently measure in its entirety the convertible promissory notes at fair value by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized an initial fair value loss of $203,868 related to the debts on inception dates and recognized a gain of $53,101 related to change in fair values on the debts since their inception dates to December 31, 2012. The number of common shares indexed to the financial instruments used in the above calculation were 2,472,089 and 10,000,000 as at inception date and December 31, 2012 respectively.

Cash received from convertible promissory notes	$50,000
Fair value loss on inception date	203,868
Fair value of convertible promissory notes on inception date	253,868
Change in fair value	(53,101)
Fair value as at December 31, 2012	$200,767

NOTE 11 – SHORT TERM LOANS PAYABLE

On July 9, 2012, the Company issued a promissory note to a director agreeing to pay the principal amount of $30,000 plus interest at the rate of 6% per annum on July 31, 2012. Kallo did not pay on the due date and the director advanced a further $5,000 which is non-interest bearing, unsecured and has no fixed repayment date. The total amount of $36,450 remains outstanding as at December 31, 2012.

An officer and a stockholder have agreed to provide short term funding to the Company by paying some of its expenses. The advances are non-interest bearing, unsecured and have no fixed repayment dates. As at December 31, 2012, $9,856 was owing to the officer and the stockholder.

As at December 31, 2012, the balance of $18,977 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 12 – INCOME TAXES

The Company had no income taxes payable at December 31, 2012 and 2011.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	Year ended December 31,
	2012	2011
Net loss for the year	$(7,003,791)	$(5,337,700)
Effective statutory rate	34%	34%
Expected tax recovery	$(2,381,289)	$(1,814,818)
Net effects of non deductible items	1,608,041	1,060,511
Valuation allowance	773,248	754,307
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
	2012	2011
Net operating loss carry forward	$1,875,506	$984,718
Equipment	(153,616)	(31,190)
Valuation allowance	(1,721,889)	(953,528)
Net deferred tax assets	$-	$-

Net operating loss carry forwards totaled approximately $5,500,000 at December 31, 2012. The net operating loss carry forwards will begin to expire in the year 2026 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2012 due to uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Commitments

Operating lease

The Company leases office facilities under non-cancelable operating leases. The Company’s obligations under non-cancelable lease commitments are as follows:

2013	$31,796
Total	$31,796

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Commitments (continued)

Capital lease

Minimum lease payments on capital lease obligations are as follows:

2013	$108,540
108,540
Less: imputed interest	(272)

$108,268

Software development

As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $24,000 (2011 - $104,504) was paid in 2012. The remaining balance of $56,496 is due in 2013.

Contingencies

As of March 14, 2012, we settled our dispute with Leonard Steinmetz, our former treasurer, principal financial officer, principal accounting officer, and a member of the board of directors.  We agreed to resolve all of our differences by paying Mr. Steinmetz $130,000 in installments as follows:  $25,000, beginning eight days from the receipt from the Occupational and Safety Administration (“OSHA”) of its notice approving the withdrawal of Mr. Steinmetz’s OSHA complaint with prejudice; $10,000 to be paid on or before the last business day of each of the ten months following month of receipt of said notice from OSHA; and, a final installment of $5,000.00 or before the last business day of the eleventh month.  In addition, we agreed, that within 21 days of receipt of said notice from OSHA, we are to issue 500,000 restricted shares of our common stock to Mr. Steinmetz.  On May 2, 2012, the Occupational and Safety Administration approved Leonard Steinmetz’s withdrawal of his complaint against us.

On July 29, 2011, Watt International Inc. (“Watt”) commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of Canadian $161,673.67 plus unspecified “special” damage. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform, and that Watt has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has recognized an accrual for the amount of the claim. An estimate could not be made of the unspecified “special” damage and hence no accrual was made thereof. Management is therefore unable to estimate the possible loss or range of loss in excess of the amounts accrued, if any.

On December 20, 2012, Mansfield Communications Inc. (Mansfield) filed a Statement of Claim against Kallo concerning monies allegedly owed by Kallo to Mansfield for media consultancy and communication services provided by Mansfield to Kallo. Mansfield is seeking damages in the amount of Canadian $191,246.11 plus unspecified “special” damage. As a result of the claim, on January 11, 2013, Kallo has cancelled 500,000 common shares previously issued to Mansfield as partial payment for services during 2012. On January 30, 2013, Kallo filed a Statement of Defense. Management is of the opinion that Mansfield has charged Kallo for services that Mansfield did not perform, and that Mansfield has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has recognized an accrual for the amount of the claim. An estimate could not be made of the unspecified “special” damage and hence no accrual was made thereof. At this time, Management cannot assess the final outcome of this claim.

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Contingent liability

The Company has calculated the estimated amount of withholding taxes on stock-based compensation based on valuation obtained from a third party. Should the amount payable be different from the estimated amount, the difference will be recorded in the period of payment. At this point, the Company cannot make an estimate of the potential loss that may arise from any liability for withholding taxes.

NOTE 14 – SUBSEQUENT EVENTS

New contract

On November 20, 2012, Kallo signed a memorandum of understanding with the Ministry of Health of the Republic of Ghana for the supply and implementation of a National Mobile Care program with Mobile Clinics and Clinical Command Centers integrated with the existing healthcare system and improve the healthcare delivery services to the rural and remote population of Ghana at large for a total project cost for National implementation and Maintenance support for five years of US$158,500,000.

1.
The Ministry of Health of the Republic of Ghana and Kallo Inc. have agreed that a contract for the implementation of the Mobile Care projects will be signed when the following conditions have been satisfied:

a)	Approval of the Credit Agreement by the Cabinet and Parliament of Republic of Ghana and the relevant KALLO INC. for the implementation of the projects;

b)
Approval by the Ministry of Health of the detailed proposal for Mobile Care project submitted by Kallo Inc., dated 19 November 2012 which includes detailed technical specifications for the mobile clinics, training and maintenance support services.

c)	The training program will include a certification process for Kallo Inc., affiliated Canadian and United States Of America Medical Teaching University and Applied Science Colleges.

d)	Successful completion of “Value for Money” audit of the Contractor’s proposal and negotiations;

e)	Approval of the contract by the Public Procurement Authority of Ghana.

2.
That the National rollout overview and supply and training schedules will be mutually agreed, upon the acceptance of the indicative terms and condition of the loan by the Ministry of Finance and Economic Planning of the Republic of Ghana;

3.	That Kallo’s financial proposals attached herein to be used by the Ministry of Finance and Economic Planning for consideration and value for money assessment;

4.	That Party Kallo’s technical proposals shall be considered by a team of experts for assessment and negotiation

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 14 – SUBSEQUENT EVENTS (continued)

New contract (continued)

5.	Any disputes between the parties shall be resolved through negotiation and mediation by the appropriate authorities

6.
That within 30 days after the signing of the MOU, Party A shall notify Party B by a written document his requirements and specifications which shall include andnot be limited to the following information:

a)	Feasibility study report

b)	National geographic locations and demographic deployment schedules for Mobile Clinics and Clinical Command Centers

c)	Different functional requirements of Mobile clinics for both rural and urban locations

d)	Number of Mobile Clinics and Clinical Command Centers in each region

e)	Current standards for medical equipment in hospital in Ghana, for example: the standard of radiation control of X-ray machine

f)
Standards for electric appliances used in mobile clinics and for environmental protection, for example: power outlet and interface of electric appliances, busing standards for the protection for X -ray machine

g)	Standards for waste-water treatment, medical waste treatment, operating-room and supply room of the Mobile Clinic

h)	Human resources deployment in district level hospital for mobile clinic

i)	Standards for contagions diseases isolation and sterilization in Ghana

j)	Principal of accessory and spare-parts supply

k)	Principle of medical consumables and medical equipment consumables

Share issuance

On January 22, 2013 and March 12, 2013, the Company raised $230,000 by issuing 4,600,000 restricted shares of common stock, for which cash has been fully received as at March 12, 2013.

Cancellation of shares

As a result of the claim by Mansfield (Note 13), on January 11, 2013, Kallo has cancelled 500,000 common shares previously issued to Mansfield as partial payment for services during 2012. Since this result from conditions that existed before the balance sheet date, the cancellation of the shares have been recognized in these financial statements.

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 15 – CORRECTION OF PRIOR PERIOD ERROR

During the year ended December 31, 2010, stock-based compensation expense related to shares issued to directors and officers of $3,373,650 was reduced by an amount of $604,774 owed to directors and officers, which was forgiven, resulting in net stock-based compensation of $2,768,878 recognized in stockholders’ equity (deficiency).

In accordance with ASC 470-50-40-2, which states that extinguishment transactions between related parties may in essence be capital transactions, the forgiveness of obligations due to directors and officers should have been presented as a contribution to capital in the statements of changes in stockholders’ equity and in the statements of cash flows as a non-cash financing transaction.

As this error was made in a reporting period prior to the comparative period, the Balance Sheet balances as at December 31, 2010 were restated as follows:

•	Additional Paid-In Capital was increased by $604,774 to record the forgiveness of obligations due to directors and officers which should have been treated as a capital transaction
•	Deficit accumulated during the development stage was increased by $604,774 to reverse the wrong entry made to stock-based compensation expense during 2010.

In addition, the Balance Sheet balances were still understated as at December 31, 2011, so this error resulted in the restatement of the following line items for the year ended December 31, 2011:

•	Additional Paid-In Capital was increased by $604,774
•	Deficit accumulated during the development stage was increased by $604,774

The section below shows the restatement of each line item affected by the error:

Restatement of financial statements as a result of correction of an error

December 31, 2010 comparative year

Financial statement line item (Balances affected)	Actual 2010	Correction of Error	Restated Actual 2010
Balance sheet (extract)
Shareholders’ Deficiency
Common stock	392		392
Additional paid-in capital	4,900,133	604,774	5,504,907
Deficit accumulated during the development stage	(4,419,498)	(604,774)	(5,024,272)
Total Stockholders’ Equity (Deficiency)	481,027	-	481,027

December 31, 2011 comparative year

Financial statement line item (Balances affected)	Actual 2011	Correction of Error	Restated Actual 2011
Balance sheet (extract)
Shareholders’ Deficiency
Common stock	1,131		1,131
Additional paid-in capital	8,862,522	604,774	9,467,296
Deficit accumulated during the development stage	(9,757,198)	(604,774)	(10,361,972)
Total Stockholders’ Deficiency	(893,545)	-	(893,545)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the periods ended December 31, 2012 and December 31, 2011 contained in this report have been audited by Schwartz Levitsky Feldman LLP, 2300 Yonge Street, Suite 1500, Toronto, Ontario, Canada M4P 1E4, as set forth in their report included in this report. Their reports are given upon their authority as experts in accounting and auditing.

On February 6, 2012, Collins Barrow Toronto LLP, Collins Barrow Place, 11 King Street West, Suite 700, Toronto, Ontario, Canada M5H 4C7 terminated its relationship with us as our auditor (See “Exhibit 16.3” attached hereto).  Collins Barrow Toronto LLP advised us that its decision to terminate our relationship was based on its decision to cease doing US public company audits.   Except as noted in the paragraph immediately below, the reports of Collins Barrow Toronto LLP’s financial statements for the year ended December 31, 2010 and for the period January 1, 2011 through September 30, 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of Collins Barrow Toronto LLP on our financial statements as of and for the year ended December 31, 2010 and for the period January 1, 2011 through September 30, 2011 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

During the year ended December 31, 2010 and for the period January 1, 2011 through September 30, 2011, and through February 6, 2012, we have not had any disagreements with Collins Barrow Toronto LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Collins Barrow Toronto LLP‘s satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

During the year ended December 31, 2010, and through February 6, 2012, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On February 9, 2012, we delivered a copy of this report to Collins Barrow Toronto LLP. On February 10, 2012, Collins Barrow Toronto LLP replied (“Exhibit 16.1 hereto”).  In its reply, Collins Barrow Toronto LLP agreed with our statements except with the statement in the first paragraph relating to its decision to cease doing US public company audits advising us that it should include the caveat that under certain circumstances it would continue to do US public company audits.  The letter we received from Collins Barrow Toronto LLP did not contain such a caveat and the letter is attached hereto as “Exhibit 16.2”.  Further, Collins Barrow Toronto LLP disagreed with our statement that “we issued reports for the period January 1, 2011 through September 30, 2011”.  They state that the only report issued by Collins Barrow was on the financial statements as of and for the year ended December 31, 2010.  We concur that only one report was issued during the year ended December 31, 2010 and for the period January 1, 2011 through September 30, 2011.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2012.

We have not taken any steps to remedy the foregoing material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION.

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Officers and Directors

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Cecil	50	Chairman of the Board of Directors, Chief Executive
15 Allstate Parkway, Suite 600 Markham, ON L3R 5B4		Officer and Chief Financial Officer

Vince Leitao	51	President, Chief Operating Officer
15 Allstate Parkway, Suite 600 Markham, ON L3R 5B4		and a Director

Lloyd A. Chiotti	65	Director
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel R Baker	78	Corporate Secretary and a
89 Shawnee Circle Toronto, ON, M2H 2X9		Director

Background of officers and directors

John Cecil - Chairman of the Board of Directors and Chief Executive Office, Treasurer, Principal Financial Officer and Principal Accounting Officer

On October 20, 2010, John Cecil was appointed Chairman of the Board of Directors, Chief Executive Officer and a Director. And as of March 25, 2011, John Cecil was appointed the treasurer, principal financial officer and principal accounting officer of Kallo Inc. Since December 31, 2009, John Cecil was on our board of directors.  Since December 2003 John Cecil has been the president of Rophe Medical Technologies Inc., in Toronto, Canada.  He is responsible for its research and development and the design and copyright of the company’s technology.  From May 2008 to April 2009 Mr. Cecil was the Senior Healthcare Solutions Architect at SUN Microsystems Canada Inc., in Toronto, Canada, a publicly traded company listed on the NASDAQ under the symbol JAVA.  He was responsible for Innovative product positioning by workshops / white board sessions with stakeholders of the customer to increase business value and support sales in revenue growth and design innovative technology solutions.  From April 2007 to May 2008, Mr. Cecil was the Healthcare Director at Satyam Computer Service Ltd., in Toronto, Canada, a publicly traded company listed on the NYSE under the symbol “SAY”.  He managed healthcare consulting practices and services.

Vince Leitao - President, Principal Executive Officer, Chief Operating Officer, and a Director

On October 27, 2009, Vince Leitao was appointed as President, Chief Operating Officer and a Director. Since October 27, 2009, Vince Leitao was President, principal executive officer and a director.  Since September 2006, Mr. Leitao has been president of Goapharma Canada, Inc., located in Markham, Ontario, Canada, which he founded.  Goapharma Canada Inc. is engaged in the business of producing and marketing specialty dermatology products for psoriasis and eczema. Prior to 2006, Mr. Leitao was vice president of sales for Genpharm/Gennium Pharma divisions of E. Merck, Damsdart.   From January 2001 to April 2004, Mr. Leitao was a director – sales for Genpharm and from April 1999 to December 2000, he served as a sales representative with Genpharm.

Samuel Baker - Secretary and a Director

On November 17, 2010, Samuel Baker was appointed Secretary and a member of our Board of Directors.  Since October 1997 Mr. Baker has been the Senior Lawyer at Baker Law Firm in Toronto, Canada. Since September 2008, Mr. Baker has been the director of Arehada Mining Limited.  Arehada Mining Limited operates a lead/zinc mine in Inner Mongolia, China.  It is a public company traded on the Toronto Stock Exchange, ticker symbol AHD.

Lloyd Chiotti - Director

On September 22, 2011, Lloyd Chiotti was appointed to our board of directors. Lloyd Chiotti has held several senior management positions including Director of Information Services and a number of Regional General Manager roles within Operations with Enbridge Gas Distribution (formerly The Consumers Gas Company) for over 30 years. In addition to these responsibilities, he played a leadership role in helping the organization prepare for a new regulatory framework (moving from “Cost of Service” regulation to “Incentive” regulation).  Most recently he was appointed to the newly formed position of Director, Distribution Asset Management, responsible for overseeing the development of Enbridge Gas Distribution’s Strategic Asset Plan. He is actively involved in the natural gas industry. He is currently the Chair of the Asset Management Task Force of the Canadian Gas Association and he is a member of the Distribution Working Committee of the International Gas Union.

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

8.
Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our 2007 Form 10-K.

Disclosure Committee and Committee Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us, and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as Exhibit 99.2 to our 2007 Form 10-K.

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock.  Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2012, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.        EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us during the last two fiscal years for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension
							Value &
						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)[1]	($)	(S)	($)	($)	($)
John Cecil	2012	183,248	0	1,891,773	0	0	0	0	2,075,021
Chairman & CEO	2011	147,414	0	1,772,210	0	0	0	0	1,919,624

Vince Leitao	2012	183,248	0	1,707,210	0	0	0	0	1,890,458
President	2011	147,414	0	548,900	0	0	0	0	696,314

Samuel Baker	2012	0	0	207,634	0	0	0	0	207,634
Secretary	2011	6,000	0	299,400	0	0	0	0	305,400

Leonard Steinmetz	2012	0	0	0	0	0	0	0	0
Treasurer	2011	0	0	0	0	0	0	0	0
Terminated (03/25/11)

[1]
During the year ended December 31, 2012, 107,076,003 shares were issued to directors and officers and their family for a total amount of $4,313,040, of which $150,000 was contributed as cash by them and $4,163,040 was granted to them as stock-based compensation.  During the year ended December 31, 2011, 48,500,000 shares were issued to directors and officers of the Company for a total amount of $2,425,000, of which $4,850 was contributed as cash by the directors and officers and $2,420,150 was granted to them as stock-based compensation.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year December 31, 2012.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
John Cecil	0	0	0	0	0	0	0

Vince Leitao	0	0	0	0	0	0	0

Lloyd Chiotti [1]	0	346,056	0	0	0	0	346,056

Samuel Baker	0	0	0	0	0	0	0

[1]
During the year ended December 31, 2012, 107,076,003 shares were issued to directors and officers and their family for a total amount of $4,313,040, of which $150,000 was contributed as cash by them and $4,163,040 was granted to them as stock-based compensation.

All compensation received by our officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our 2012 and 2011 Non-Qualified Incentive Stock Option Plans.  No options have been granted to our officers and directors thereunder.

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

Name and Address Beneficial Owner [1]	Number of Shares Owned	Percentage of Ownership
John Cecil [2]	86,612,857	29.73%
15 Allstate Parkway, Suite 600 Markham, ON L3R 3B4

Vince Leitao	59,667,845	20.48%
15 Allstate Parkway, Suite 600 Markham, ON L3R 3B4

Lloyd Chiotti	20,914,820	7.18%
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel Baker [3]	13,013,850	4.47%
255 Duncan Mill Road, Unit 504 Toronto, ON, M3B 3H9

All Officers and Directors as a Group (4 persons)	180,209,372	61.85%

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

In addition, directors and officers agreed to forgive $640,273 of debts and compensation owing to them, as follows:

John Cecil	$58,538
Vince Leitao	$94,430
Sam Baker	$65,430
Mary Kricfalusi	$229,103
Herb Adams	$162,772
John Dow	$30,000

During the year ended December 31, 2011, 58,500,000 shares were issued to directors and officers of the Company for a total amount of $3,125,000, of which $5,850 was contributed as cash by the directors and officers and $3,119,150 was granted to them as stock based compensation, issued as follows: 31,500,000 shares to John Cecil, 11,000,000 shares to Vince Leitao, 6,000,000 shares to Samuel Baker, 5,000,000 to Mario D’Souza, 2,000,000 to Rajni Kassett and 3,000,000 to Lloyd Chiotti.

During the year ended December 31, 2012, 107,076,003 shares were issued to directors and officers and their family for a total amount of $4,313,040, of which $150,000 was contributed as cash by them and $4,163,040 was granted to them as stock-based compensation.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)  Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2012	$108,050	Schwartz Levitsky Feldman LLP
2012	$0	Collins Barrow Toronto LLP
2011	$63,000	Collins Barrow Toronto LLP

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$0	Schwartz Levitsky Feldman LLP
2012	$0	Collins Barrow Toronto LLP
2011	$48,689	Collins Barrow Toronto LLP

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$0	Schwartz Levitsky Feldman LLP
2012	$0	Collins Barrow Toronto LLP
2011	$7,125	Collins Barrow Toronto LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$0	Schwartz Levitsky Feldman LLP
2012	$0	Collins Barrow Toronto LLP
2011	$7,210	Collins Barrow Toronto LLP

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2013.

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
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	Principal Executive Officer, Principal	March 28, 2013
John Cecil	Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

VINCE LEITAO	President, Chief Operating Officer and	March 28, 2013
Vince Leitao	a member of the Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	March 28, 2013
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Member of the Board of Directors	March 28, 2013
Lloyd A. Chiotti

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X