Form 10-Q
period 2013-03-31
Kallo Inc.
filed 2013-05-15
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

15 Allstate Parkway, Suite 600
Markham, Ontario
Canada L3R 5B4
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐     NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 291,347,036 as of May 10, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS (UNAUDITED)

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	March 31,	December 31,
ASSETS	2013	2012
Current Assets:	(unaudited)
Cash	$93,547	$318,445
Other receivables	123,443	87,196
Prepaid expenses	100,562	132,817
Total Current Assets	317,552	538,458

Copyrights (Note 6)	865,000	865,000
Equipment, net	55,399	77,541
TOTAL ASSETS	$1,237,951	$1,480,999

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued liabilities	$1,109,595	$993,277
Accrued officers’ salaries	25,000	55,000
Acquisition cost payable (Note 6)	525	525
Current portion of obligations under capital leases (Note 7)	77,940	108,268
Loans payable (Note 8)	95,530	109,044
Convertible promissory note (Note 9)	500,376	200,767
Short term loans payable (Note 10)	85,122	65,283
Deferred revenue	24,990	24,990
Total Current Liabilities	1,919,078	1,557,154

Deposit for shares to be issued	230,000	-
TOTAL LIABILITIES	2,149,078	1,557,154

Commitments and Contingencies (Note 7)
Going Concern (Note 1)

Stockholders’ Deficiency (Note 3)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.00001 par value, 500,000,000 (December 31, 2012 – 500,000,000) shares authorized, 291,347,036 shares issued and outstanding at March 31, 2013 and December 31, 2012	2,913	2,913
Additional paid-in capital	17,286,695	17,286,695
Deficit accumulated during the development stage	(18,200,735)	(17,365,763)

Total Stockholders’ Deficiency	(911,127)	(76,155)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,237,951	$1,480,999

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		December 12, 2006 (inception) to
	March 31,		March 31,
	2013	2012	2013

Revenue	$-	$-	$15,887
Cost of Revenue	-	-	12,840

Gross Profit	-	-	3,047

Expenses
General and administration	452,889	433,194	15,506,678
Selling and marketing	50,012	53,261	988,571
Software development costs	-	-	824,292
Foreign exchange loss (gain)	7,359	3,582	(2,949)
Depreciation	22,142	22,142	218,022
Interest and financing costs	2,961	25,997	212,262
Change in fair value on convertible promissory notes	299,609	-	450,376
Loss on disposal of equipment	-	-	6,530
	834,972	538,176	18,203,782

Net Loss and Comprehensive Loss	$(834,972)	$(538,176)	$(18,200,735)

Basic and diluted net loss per share	$(0.003)	$(0.004)

Weighted average shares used in calculating
Basic and diluted net loss per share	291,347,036	123,588,531

For the three months period ended March 31, 2013 and March 31, 2012, there were 1,580,000 warrants outstanding, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive.

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period from December 12, 2006 (inception) through to March 31, 2013

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficiency)
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited) (As previously stated)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Correction of error (Note 15)	-	-	-	-	604,774	(604,774)	-
Balance December 31, 2010 (Audited) (As restated)	-	$-	39,085,166	$392	$5,504,907	$(5,024,272)	$481,027
Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited) (As restated)	-	$-	113,072,632	$1,131	$9,467,296	$(10,361,972)	$(893,545)
Issuance of common shares	-	-	52,589,910	526	2,628,971	-	2,629,497
Shares issued to employees and others for services	-	-	117,834,494	1,178	4,745,238	-	4,746,416
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	350,000	3	35,424	-	35,427
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Commitment shares held in trust by Kodiak (Note 3)	-	-	2,000,000	20	99,980	-	100,000
Receivable on stock subscription	-	-	-	-	(100,159)	-	(100,159)
Net Loss	-	-	-	-	-	(7,003,791)	(7,003,791)
Balance December 31, 2012 (Audited)	-	$-	291,347,036	$2,913	$17,286,695	$(17,365,763)	$(76,155)
Net Loss	-	-	-	-	-	(834,972)	(834,972)
Balance March 31, 2013 (Unaudited)			$291,347,036	$2,913	$17,286,695	$(18,200,735)	$(911,127)

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		December 12, 2006 (inception) to
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(834,972)	$(538,176)	$(18,200,735)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	22,142	22,142	218,022
Stock based compensation	-	47,988	11,229,832
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	-	-	8,726
Fair value loss on inception date of convertible promissory note	-	-	203,868
Change in fair value on convertible promissory note	299,609	-	246,508
Non-cash settlement of expenses	-	355,181	428,414
Changes in operating assets and liabilities:
Increase in other receivables	(36,247)	(15,280)	(123,443)
Decrease/(Increase) in prepaid expenses	32,255	(279,625)	(43,795)
Increase/(Decrease) in accrued liabilities and officers’ salaries	86,318	(83,797)	1,711,458
Increase in deferred revenue	-	-	24,990
NET CASH USED IN OPERATING ACTIVITIES	(430,895)	(491,567)	(4,186,157)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	-	-	41,957
Proceeds from sale of common stock, net	-	756,374	4,146,218
Proceeds for shares to be issued	230,000	-	230,000
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(30,328)	(18,840)	(208,779)
Proceeds from convertible promissory note	-	-	50,000
Proceeds from loans payable	6,325	-	60,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	205,997	737,534	4,293,822
NET (DECREASE) INCREASE IN CASH	(224,898)	245,967	93,547
CASH - BEGINNING OF PERIOD	318,445	15,821	-
CASH - END OF PERIOD	$93,547	$261,788	$93,547
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$-	$265,706
Conversion of loans payable into common shares	$-	$-	$680,207
Settlement of accounts payable by common shares	$-	$-	$84,861
Commitment shares held in trust by Kodiak	$-	$-	$100,000

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(unaudited)

NOTE 1 – ORGANIZATION AND GOING CONCERN

Organization

Kallo Inc. (the “Company” or “Kallo”), a development stage company, was incorporated in Nevada on December 12, 2006. The Company originally offered media, inks, printing, and graphic design services to the large format digital printing industry. The Company’s fiscal year ends on December 31st. On December 31, 2009, Kallo entered into an agreement with Rophe Medical Technologies Inc. and its shareholders (collectively “Rophe”) wherein Kallo acquired all of the issued and outstanding shares of common stock of Rophe. As a result of the Rophe transaction, Kallo changed its business focus from selling printing equipment to manufacturing and developing software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $18,200,735 at March 31, 2013. The Company will continue to incur losses as it develops its products and marketing channels during 2013.

The Company has met its historical working capital requirements from the sale of common shares and loans from officers/stockholders. In order to not burden the Company, certain officers/stockholders have agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As at March 31, 2013, the Company has received $230,000 for shares subscription not yet issued.

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited condensed consolidated financial statements should be read in conjunction with the annual audited financial statements and notes, which are included as part of the Company’s Form 10-K filed with the SEC for the year ended December 31, 2012.

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(unaudited)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Basis of Presentation (continued)

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended December 31, 2012 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company adopted this new standard on January 1, 2013 and it had no material effect on the Company’s consolidated financial position or results of operations.

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which requires entities to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, entities are required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, entities are required to cross-reference to other disclosures required under US GAAP that provide additional detail on these amounts. This ASU is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 had no material effect on our financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements. The ASU clarifies the Codification or corrects unintended application of guidance and includes amendments identifying when the use of fair value should be linked to the definition of fair value in Topic 820, Fair Value Measurement. This ASU 2012-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards. The ASU is effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 had no material effect on our financial statements.

Recent Accounting Pronouncements

In March 2013, FASB issued ASU No. ASU 2013-05, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendments in ASU 2013-05 provide guidance on releasing Cumulative Translation Adjustments when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cta in partial sales of equity method investments and in step acquisitions. The amendments are effective on a prospective basis for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The Company plans to adopt this guidance beginning January 1, 2014. The adoption of this Standard should have no effect on the Company’s financial statements.

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(unaudited)

NOTE 3 – STOCKHOLDERS’ DEFICIENCY

Common Stock

There was no issuance of shares during the quarter ended March 31, 2013. The Company received subscription agreements and cash for $230,000 which equates to 4,600,000 shares which have not been issued as at March 31, 2013.

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

On June 27, 2011, Kallo registered 10,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2011 Non-Qualified Stock Option Plan (the “2011 Plan”), to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at March 31, 2013, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan.

On September 6, 2012, Kallo registered 50,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2012 Non-Qualified Stock Option Plan (the “2012 Plan”) to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at March 31, 2013, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

Stock Split

On February 8, 2008 the Board of Directors approved a three-for-one stock split effective February 25, 2008. All references in the consolidated financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of this stock split.

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
(unaudited)

NOTE 4 – WARRANTS

Warrant activity for the year ended December 31, 2012 and the three months ended March 31, 2013 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2011	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2012 (audited) and March 31, 2013 (unaudited)	1,580,000	$0.50

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $56,289 (See Note 10) and $9,856 (See Note 10) due to another director and officer of the Company and in accrued liabilities – other is an amount of $11,241 due to directors and officers of the Company as at March 31, 2013. Other receivables include an amount of $6,850 due from a director and officer of the Company as at March 31, 2013.

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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at March 31, 2013, there is a payable in the amount of $525. The 3,000,000 shares were considered issued as at the closing date of the acquisition and valued based on discounted market price per share at the date of acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

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

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
unaudited

NOTE 7 – COMMITMENTS & CONTINGENCIES

Commitments

Operating lease

The Company leases office facilities under non-cancelable operating leases. The Company’s obligations under non-cancelable lease commitments are as follows:

Year ending December 31, 2013	$34,046
Total	$34,046

Capital lease

Minimum lease payments on capital lease obligations are as follows:

Within one year	$77,940
$77,940

Software development

As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $NIL (Fiscal 2012 - $24,000) was paid in 2013. The remaining balance of $56,496 is due in 2013.

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

(b)
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

(c)
Included in accrued officers’ salaries is an amount of $5,000 payable to a past officer for settlement of claims which the Company has agreed to a final payment of $5,000 by April 30, 2013. This settlement agreement was a result of an action by the past officer against the Company to recover past compensation due. The Company and the past officer had agreed to settle all the claims in exchange of the Company paying a total of $130,000 (of which $125,000 has been paid by March 31, 2013) and issuing 500,000 restricted shares of its common stock to the past officer. In the event the Company fails to make payment of any of the above installments on time and within 10 business days of the past officer giving written notice to the Company of such failure to make payment, the past officer may declare all unpaid installments as immediately due and payable by written notice to the Company.

(d)
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

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
March 31, 2013
Unaudited

NOTE 8 – LOAN PAYABLE

As at March 31, 2013, a loan payable of $95,530 (2012 - $109,044) to an arm’s length party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,232.50. Future scheduled repayments of principal are as follows:

Within one year	$95,530
$95,530

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

At the commitment date, the Company elected to initially and subsequently measure in its entirety the convertible promissory notes at fair value by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized an initial derivative loss of $203,868 related to the debts on inception dates and recognized a loss of $246,508 related to change in fair values on the debts since their inception dates to the period ended March 31, 2013. The number of common shares indexed to the derivative financial instruments used in the above calculation were 2,472,089 and 16,666,667 as at inception date and March 31, 2013 respectively.

Cash received from convertible promissory notes	$50,000
Fair value loss on inception date	203,868
Fair value of convertible promissory notes on inception date	253,868
Change in fair value loss (gain)	(53,101)
Fair value as at December 31, 2012	200,767
Change in fair value loss (gain)	299,609
Fair value as at March 31, 2013	$500,376

NOTE 10 – SHORT TERM LOANS PAYABLE

On July 9, 2012, the Company issued a promissory note to a director agreeing to pay the principal amount of $30,000 plus interest at the rate of 6% per annum on July 31, 2012. Kallo did not pay on the due date and the director advanced a further $24,839 which is non-interest bearing, unsecured and has no fixed repayment date. The total amount of $56,290 remains outstanding as at March 31, 2013.

An officer and a stockholder have agreed to provide short term funding to the Company by paying some of its expenses. The advances are non-interest bearing, unsecured and have no fixed repayment dates. As at March 31, 2013, $9,856 was owing to the officer and the stockholder.

As at March 31, 2013, the balance of $18,977 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

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

Analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less. We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company (“Kodiak”) whereby we have the right to “put” to Kodiak up to $2,000,000 in our shares of common stock.  In connection therewith, we have filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 shares of our common stock.  Based upon the current price of our common stock, we believe that if Kodiak purchases all 50,000,000 shares of common stock, we will only receive $1,600,000.  In order to raise the balance of $400,000, we will have to register another 12,500,000 shares of common stock.  The foregoing assumes that the market price for our common stock will not decrease further.  If the market price for our common stock decreases further, we will have to register additional shares for sale which will continue to dilute our existing shareholders substantially.

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

2.      That the National rollout overview and supply and training schedules will be mutually agreed, upon the acceptance of the indicative terms and condition of theloan by the Ministry of Finance and Economic Planning of the Republic of Ghana;

3.      That Party B’s financial proposals attached herein to be used by the Ministry of Finance and Economic Planning for consideration and value for moneyassessment;

a)	That Party B’s technical proposals shall be considered by a team of experts for assessment and negotiation

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

As at May 10, 2013, the following items have been satisfied:

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

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order. Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and advance payment of $24,990 has been received as of March 31, 2013. Revenue from this installation will be $30,000 with an anticipated gross profit of $20,000. Clinical user and administrative training will be completed in July 2013 to ensure seamless transition to a paperless digital medical clinic. Work on this order has commenced and installation will be completed in the third quarter 2013.

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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at March 31, 2013 had a working capital deficiency of $1,601,526.

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

Limited operating history; need for additional capital

There is no historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

To become profitable and competitive, we have to sell our products and services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2013 or 2012. From our inception on December 12, 2006 through March 31, 2013, we generated $15,887 in revenues. We generated the revenues in 2007 when we were engaged in the business of selling printing equipment and related products. Since then we have not generated any revenues. We are in the process of completing the user training for our first installation of EMR for Specialists and will start generating revenues in 2013.

Expenses

During the three months ended March 31, 2013 we incurred total expenses of $834,972, including $174,785 in salaries and compensation, $22,142 in depreciation, $210,281 in professional fees, $50,012 in selling and marketing expenses, $299,609 in derivative loss and change in fair value of convertible promissory note and $78,143 as other expenses whereas during the three months ended March 31, 2012 we incurred total expenses of $538,176, including $215,548 in salaries and compensation, $22,142 in depreciation, $153,626 in professional fees, $53,261 in selling and marketing expenses and $93,599 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase in our total expenses for the three months ended March 31, 2013 from the comparative period is due mainly to the change in fair value on convertible promissory notes of $299,609.

Net Loss

During the three months ended March 31, 2013 we did not generate any revenues and incurred a net loss of $834,972 compared to a net loss of $538,176 during the same period in 2012. The main reason is because of the change in fair value on convertible promissory notes of $299,609.

From our inception on December 12, 2006 to March 31, 2013 we incurred a net loss of $18,200,735, $15,506,678 of which was general and administration, $824,292 of which was software development costs, $988,571 of which was selling and marketing, $218,022 of which was depreciation, $212,262 of which was interest and financing costs, $450,376 of which was change in fair value on convertible promissory notes and $534 of which was other expenses.

Liquidity and capital resources

As at March 31, 2013, the Company had current assets of $317,552 and current liabilities of $1,919,078, indicating working capital deficiency of $1,601,526. As of March 31, 2013, our total assets were $1,237,951 in cash, other receivables, prepaid expenses, copyrights, equipment and our total liabilities were $2,149,078 comprised of $1,109,595 in accrued liabilities, $25,000 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $525, obligations under capital leases of $77,940, deposit for shares to be issued of $230,000, convertible promissory note of $500,376, short term loans of $85,122, deferred revenue of $24,990 and loan of $95,530.

Cash used in operating activities amounted to $430,895 during the three months ended March 31, 2013, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the current three months period ended March 31, 2013.

Cash provided by financing activities during the three months ended March 31, 2013 amounted to $205,997 and represented proceeds from shares to be issued of $230,000, proceeds from loans payable of $6,325, net of payments of obligations under capital lease obligations of $30,328.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.               CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2012, Mansfield Communications Inc. (Mansfield) entered into a legal action against Kallo concerning monies allegedly owed by Kallo to Mansfield for media consultancy and communication services provided by Mansfield to Kallo (Mansfield Communications Inc., Plaintiff vs. Kallo Inc., Defendant filed a Statement of Claim in the Ontario Superior Court of Justice, Case No. CV-12-47061). Mansfield is seeking damages in the amount of $191,246.11 plus unspecified “special” damage. On January 30, 2013, Kallo filed a Statement of Defense. Management is of the opinion that Mansfield has charged Kallo for services that Mansfield did not perform, and that Mansfield has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. At this time, management cannot assess the final outcome of the claim. Management has recognized an accrual for an amount of $161,991. An estimate could not be made of the unspecified “special” damage and hence no accrual was made thereof.

ITEM 1A.            RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.               EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2013.

KALLO INC.
(The “Registrant”)

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X