Form 10-K/A
period 2013-03-31
Kallo Inc.
filed 2013-06-28
CIK 1389034

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

REASON FOR AMENDMENT

The purpose we are amending our Form 10-K for the year ended December 31, 2012 to include the consent for the registration statement on Form S-8 filed June 27, 2011, File No. 333-175152 and correct the financial statements in response to comments received from the SEC.

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

Analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less.    We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company ("Kodiak") whereby we have the right to "put" to Kodiak up to $2,000,000 in our shares of common stock.  In connection therewith, we have filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 shares of our common stock.  Based upon the current price of our common stock, we believe that if Kodiak purchases all 50,000,000 shares of common stock, we will only receive $720,000. The reasonable funding requirement of US$2,000,000 is estimated to fund our operations and capital requirements over the next 12 months.  Management believes that the Company can be generating revenue in the next 6-12 months, and therefore will not require additional funding.

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

From our inception on December 12, 2006 to December 31, 2012 we incurred a net loss of $17,365,763, $15,053,789 of which was general and administration, $824,292 of which was software development costs, $938,559 of which was selling and marketing and $549,123 of which was other expenses.

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

During the year 2010, we relocated the Company’s executive office to Markham, Ontario, changed the Company’s name to Kallo Inc., cancelled various employment contracts with previous officers and obtained forgiveness of debt from several directors and officers for compensation and debt owing to them. Our loss since inception is $17,365,763.

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

From our inception on December 12, 2006 to December 31, 2011 we incurred a net loss of $10,361,972, $8,788,243 of which was general and administration, $824,292 of which was software development costs, $518,857 of which was selling and marketing and $230,580 of which was other expenses.

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

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2012	2011	2012 (Restated – Note 15)

Revenue	$-	$-	$15,887

Cost of Revenue	-	-	12,840
Gross Profit	-	-	3,047

Expenses
General and administration	6,265,546	4,555,257	15,053,789
Selling and marketing	419,702	426,017	938,559
Software development costs	-	162,815	824,292
Foreign exchange loss	14,376	(32,446)	(10,308)
Depreciation	88,569	85,296	195,880
Interest and financing costs	64,831	140,761	209,301
Change in fair value on convertible promissory notes	150,767	-	150,767
Loss on disposal of equipment	-	-	6,530
	7,003,791	5,337,700	17,368,810

Net Loss and comprehensive loss	$(7,003,791)	$(5,337,700)	$(17,365,763)

Loss per share - Basic and diluted net	$(0.040)	$(0.087)

Weighted average number of shares outstanding - Basic and diluted	176,907,227	61,446,207

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $17,365,763 at December 31, 2012. The Company will continue to incur losses as it develops its products and marketing channels during 2013.

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

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby the company issued 2,000,000 shares of its common stock in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a stock subscription receivable (included in equity) in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On October 24, 2012, Kallo filed a prospectus relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26th, 2012. The fair value of the option was valued using the following assumptions and estimates in the binomial lattice valuation model:  Expected life of 6 months, volatility of 230%, dividend yield of 0% and risk-free interest rate of 0.13%.

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

The number of shares issued as compensation to each named executive officer and their family is as follows:

•	John Cecil - 47,411,857 shares issued as compensation valued at $1,891,773
•	Vince Leitao - 42,787,212 shares issued as compensation valued at $1,707,210
•	Samuel Baker - 5,203,850 shares issued as compensation valued at $207,634

      The values reported represent the issue date fair value of the shares calculated as the difference between the quoted stock price per share of between $0.04 and $0.05 per share at the time of issue and the issuance price of $0.0001 per share multiplied by the number of shares issued.
The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year December 31, 2012.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension
	Fees				Value and
	Earned			Non-Equity	Nonqualified	All
	or			Incentive	Deferred	Other
	Paid in	Stock	Option	Plan	Compensation	Compen-
	Cash	Awards	Awards	Compensation	Earnings	sation	Total
Name	($)	($)	($)	($)	($)	($)	($)
John Cecil	0	0	0	0	0	0	0

Vince Leitao	0	0	0	0	0	0	0

Lloyd Chiotti [1]	0	356,423	0	0	0	0	356,423

Samuel Baker	0	0	0	0	0	0	0

[1]
3,000,000 shares were issued to Lloyd Chiotti for cash subscription of $150,000.  In addition, 8,673,084 shares were issued to Lloyd Chiotti as compensation valued at $356,423.  The values reported represent the issue date fair value of the shares calculated as the difference between the quoted stock price per share of between $0.04 and $0.05 per share at the time of issue and the issuance price of $0.0001 per share multiplied by the number of shares issued.

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

During the year ended December 31, 2012, 107,076,003 shares were issued to directors and officers of the Company for a total amount of $4,313,040, of which $150,000 was contributed as cash by the directors and officers and $4,163,040 was granted to them as stock based compensation, issued as follows: 47,411,857 shares to John Cecil, 42,787,212 shares to Vince Leitao, 5,203,850 shares to Samuel Baker and 8,673,084 to Lloyd Chiotti.

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

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Collins Barrow Toronto LLP.				X

23.2	Consent of Schwartz Levitsky Feldman LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of June, 2013.

KALLO INC.

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	Principal Executive Officer, Principal	June 27, 2013
John Cecil	Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

VINCE LEITAO	President, Chief Operating Officer and	June 27, 2013
Vince Leitao	a member of the Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	June 27, 2013
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Member of the Board of Directors	June 27, 2013
Lloyd A. Chiotti

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Collins Barrow Toronto LLP.				X

23.2	Consent of Schwartz Levitsky Feldman LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X