Form 10-K/A
period 2012-12-31
Kallo Inc.
filed 2013-07-31
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-2

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

SLF

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Kallo Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Kallo Inc. (a development stage company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

As discussed in Note 15 to the consolidated statements the 2010 consolidated financial statements have been restated to correct an error in accounting for extinguishment of debt with related parties during the year ended December 31, 2010.

Index to Financials

SLF

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception and had an accumulated deficit of $17,365,763 at December 31, 2012 that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Schwartz Levitsky Feldman llp

Toronto, Ontario, Canada
March 26, 2013

Chartered Accountants
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

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2012	2011	2012 (Unaudited) (Restated – Note 15)

Revenue	$-	$-	$15,887

Cost of Revenue	-	-	12,840
Gross Profit	-	-	3,047

Expenses
General and administration	6,265,546	4,555,257	15,053,789
Selling and marketing	419,702	426,017	938,559
Software development costs	-	162,815	824,292
Foreign exchange loss	14,376	(32,446)	(10,308)
Depreciation	88,569	85,296	195,880
Interest and financing costs	64,831	140,761	209,301
Change in fair value on convertible promissory notes	150,767	-	150,767
Loss on disposal of equipment	-	-	6,530
	7,003,791	5,337,700	17,368,810

Net Loss and comprehensive loss	$(7,003,791)	$(5,337,700)	$(17,365,763)

Loss per share - Basic and diluted net	$(0.040)	$(0.087)

Weighted average number of shares outstanding - Basic and diluted	176,907,227	61,446,207

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

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period from December 12, 2006 (inception) through December 31, 2012

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	5,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (Unaudited)	-	-	5,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-	-	573,834	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Unaudited)	-	-	5,573,834	167	172,508	(251,102)	(78,427)
Three-for-one stock split	-	-	11,147,668	-	-	-	-
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Unaudited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Unaudited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of common shares	-	-	1,580,000	16	277,364	-	277,380
Issuance of common share warrants	-	-	-	-	117,620	-	117,620
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Unaudited) (As previously stated)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Correction of error (Note 15)	-	-	-	-	604,774	(604,774)	-
Balance December 31, 2010 (Unaudited) (As restated)	-	$-	39,085,166	$392	$5,504,907	$(5,024,272)	$481,027
Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited) (As restated)	-	$-	113,072,632	$1,131	$9,467,296	$(10,361,972)	$(893,545)
Issuance of common shares	-	-	52,589,910	526	2,628,971	-	2,629,497
Shares issued to employees and others for services	-	-	117,834,494	1,178	4,745,238	-	4,746,416
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	350,000	3	35,424	-	35,427
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Commitment shares held in trust by Kodiak (Note 3)	-	-	2,000,000	20	99,980	-	100,000
Receivable on stock subscription	-	-	-	-	(100,159)	-	(100,159)
Net Loss	-	-	-	-	-	(7,003,791)	(7,003,791)
Balance December 31, 2012 (Audited)	-	$-	291,347,036	$2,913	$(17,286,695)	$(17,365,763)	$(76,155)

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
(formerly Diamond Technologies, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Period December 12, 2006 (inception) to December 31, 2012 (Unaudited) (Restated – Note 15)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,003,791)	$(5,337,700)	$(17,401,262)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	88,569	85,296	195,880
Stock-based compensation	4,729,531	3,119,150	11,265,331
Write-off of deferred financing costs	-	66,064	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	37,404	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	5,390	3,336	8,726
Non-cash derivative loss	203,868	-	203,868
Change in fair value on convertible promissory notes	(53,101)	-	(53,101)
Non-cash expenses	415,181	13,233	428,414
Changes in operating assets and liabilities:
Increase in other receivables	(49,625)	(37,571)	(87,196)
Increase in prepaid expenses	(54,049)	(13,101)	(76,050)
Increase in accrued liabilities	(232,220)	1,080,656	1,625,140
Increase in deferred revenue	24,990	-	24,990
NET CASH USED IN OPERATING ACTIVITIES	(1,925,257)	(983,233)	(3,755,262)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder advances (repayments)	-	-	41,957
Proceeds from issuance of common stock	2,235,004	654,574	3,751,744
Proceeds for shares to be issued	-	394,474	394,474
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(69,288)	(109,163)	(178,451)
Proceeds from convertible promissory notes	50,000	-	50,000
Proceeds from loans payable	12,165	-	54,165
CASH PROVIDED BY FINANCING ACTIVITIES	2,227,881	939,885	4,087,825

NET (DECREASE) INCREASE IN CASH	302,624	(43,348)	318,445
CASH
Beginning of period	15,821	59,169	-
End of period	$318,445	$15,821	$318,445

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$45,150	$51,957

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$40,747	$265,706
Conversion of loans payable into common shares	$-	$42,000	$680,207
Settlement of accounts payable by common shares	$35,427	$49,434	$84,861
Commitment shares held in trust by Kodiak	$100,000	$-	$100,000

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

2006 and 2007 (Unaudited)
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

2009 (Unaudited)
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

2010 (Unaudited)
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

NOTE 4 – WARRANTS

Warrant activity for the years ended December 31, 2012 and 2011 are as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2010 (Unaudited)	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2011	1,580,000	$0.50
Granted	-
Balance, December 31, 2012	1,580,000	$0.50

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

On February 6, 2012, Collins Barrow Toronto LLP, Collins Barrow Place, 11 King Street West, Suite 700, Toronto, Ontario, Canada M5H 4C7 terminated its relationship with us as our auditor (See “Exhibit 16.3” attached to our Form 8-K/A-1 filed on February 15, 2012).  Collins Barrow Toronto LLP advised us that its decision to terminate our relationship was based on its decision to cease doing US public company audits.   Except as noted in the paragraph immediately below, the reports of Collins Barrow Toronto LLP’s financial statements for the year ended December 31, 2010 and for the period January 1, 2011 through September 30, 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

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

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)[1]	($)	(S)	($)	($)	($)
John Cecil	2012	183,248	0	1,891,773	0	0	0	0	2,075,021
Chairman & CEO	2011	147,414	0	1,772,210	0	0	0	0	1,919,624

Vince Leitao	2012	183,248	0	1,707,210	0	0	0	0	1,890,458
President	2011	147,414	0	548,900	0	0	0	0	696,314

Samuel Baker	2012	0	0	207,634	0	0	0	0	207,634
Secretary	2011	6,000	0	299,400	0	0	0	0	305,400

Leonard Steinmetz	2012	0	0	0	0	0	0	0	0
Treasurer	2011	0	0	0	0	0	0	0	0
Employed (1/1/10- 03/25/11)

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

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value
	Fees				& Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
John Cecil	0	0	0	0	0	0	0

Vince Leitao	0	0	0	0	0	0	0

Lloyd Chiotti [1]	0	356,423	0	0	0	0	356,423

Samuel Baker	0	0	0	0	0	0	0

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-2	4/01/13	5.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.33	Addendum to Investment Agreement with Kodiak.	S-1/A-4	7/31/13	10.33

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.3

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of July, 2013.

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
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	Principal Executive Officer, Principal	July 31, 2013
John Cecil	Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

VINCE LEITAO	President, Chief Operating Officer and	July 31, 2013
Vince Leitao	a member of the Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	July 31, 2013
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Member of the Board of Directors	July 31, 2013
Lloyd A. Chiotti

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-2	4/01/13	5.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.33	Addendum to Investment Agreement with Kodiak.	S-1/A-4	7/31/13	10.33

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.3

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X