Form 10-Q
period 2013-06-30
Kallo Inc.
filed 2013-08-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 307,647,036 as of August 10, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	June 30,	December 31,
ASSETS	2013	2012
Current Assets:	(unaudited)
Cash	$75,526	$318,445
Other receivables	177,755	87,196
Prepaid expenses	70,581	132,817
Total Current Assets	323,862	538,458

Copyrights (Note 6)	865,000	865,000
Equipment, net	33,257	77,541
TOTAL ASSETS	$1,222,119	$1,480,999

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued liabilities	$1,176,517	$993,277
Accrued officers’ salaries (Note 7)	20,000	55,000
Acquisition cost payable (Note 6)	525	525
Current portion of obligations under capital leases (Note 7)	46,887	108,268
Loan payable (Note 8)	61,893	109,044
Convertible promissory note (Note 9)	100,096	200,767
Short term loans payable (Note 10)	85,123	65,283
Deferred revenue	24,990	24,990
Total Current Liabilities	1,516,031	1,557,154

TOTAL LIABILITIES	1,516,031	1,557,154

Commitments and Contingencies (Note 7)
Going Concern (Note 1)

Stockholders’ Deficiency (Note 3)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.00001 par value, 500,000,000 (December 31, 2012 – 500,000,000) shares authorized, 307,647,036 and 291,347,036 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	3,076	2,913
Additional paid-in capital	18,096,532	17,286,695
Deficit accumulated during the development stage	(18,393,520)	(17,365,763)

Total Stockholders’ Deficiency	(293,912)	(76,155)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,222,119	$1,480,999

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended		December 12, 2006
	June 30,		June 30,		(inception) to
	2013	2012	2013	2012	June 30, 2013

Revenue	$-	$-	$-	$-	$15,887

Cost of Revenue	-	-	-	-	12,840

Gross Profit	-	-	-	-	3,047

Expenses
General and administration	441,086	341,646	893,975	774,840	15,947,764
Selling and marketing	124,056	69,077	174,068	122,338	1,112,627
Software development costs	900	-	900	-	825,192
Foreign exchange loss (gain)	(19,653)	17,824	(12,294)	21,406	(22,602)
Depreciation	22,142	22,142	44,284	44,284	240,164
Interest and financing costs	4,533	12,699	7,494	38,696	216,795
Change in fair value on convertible promissory note	(333,612)	53,234	(34,003)	53,234	116,764
Gain on extinguishment of convertible promissory note	(46,667)	-	(46,667)	-	(46,667)
Loss on disposal of equipment	-	-	-	-	6,530
	192,785	516,622	1,027,757	1,054,798	18,396,567

Net Loss and Comprehensive Loss	$(192,785)	$(516,622)	$(1,027,757)	$(1,054,798)	$(18,393,520)

Basic and diluted net loss per share	$(0.001)	$(0.004)	$(0.003)	$(0.008)

Weighted average shares used in calculating
Basic and diluted net loss per share	296,720,662	142,942,317	294,063,703	133,265,424

For the six months period ended June 30, 2013 and June 30, 2012, there were 1,580,000 warrants outstanding, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive.

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period from December 12, 2006 (inception) through to June 30, 2013

						Deficit
						Accumulated	Total
	Preferred Stock		Common Stock		Additional	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (Unaudited)	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Unaudited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Unaudited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Unaudited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited) (As previously stated)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Correction of error (Note 15)	-	-	-	-	604,774	(604,774)	-
Balance December 31, 2010 (Audited) (As restated)	-	$-	39,085,166	$392	$5,504,907	$(5,024,272)	$481,027
Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited)	-	$-	113,072,632	$1,131	$9,467,296	$(10,361,972)	$(893,545)
Issuance of common shares	-	-	52,589,910	526	2,628,971	-	2,629,497
Shares issued to employees and others for services	-	-	117,834,494	1,178	4,745,238	-	4,746,416
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	350,000	3	35,424	-	35,427
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Commitment shares held in trust by Kodiak (Note 3)	-	-	2,000,000	20	99,980	-	100,000
Receivable on stock subscription	-	-	-	-	(100,159)	-	(100,159)
Net Loss	-	-	-	-	-	(7,003,791)	(7,003,791)
Balance December 31, 2012 (Audited)	-	$-	291,347,036	$2,913	$17,286,695	$(17,365,763)	$(76,155)
Issuance of common shares	-	-	16,300,000	163	809,837	-	810,000
Net Loss	-	-	-	-	-	(1,027,757)	(1,027,757)
Balance June 30, 2013 (Unaudited)			$307,647,036	$3,076	$18,096,532	$(18,393,520)	$(293,912)

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended		December 12, 2006
	June 30,		(inception) to
	2013	2012	June 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,027,757)	$(1,054,798)	$(18,393,520)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	44,284	44,284	240,164
Stock based compensation	-	47,988	11,229,832
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	343	-	9,069
Fair value loss on inception date of convertible promissory note	-	57,804	203,868
Change in fair value on convertible promissory note	(34,003)	(4,570)	(87,104)
Gain on extinguishment of convertible promissory note	(46,667)	-	(46,667)
Non-cash settlement of expenses	5,000	415,181	433,414
Changes in operating assets and liabilities:
Increase in other receivables	(90,559)	(5,004)	(177,755)
Increase in prepaid expenses	62,236	(199,286)	(13,814)
Increase/(Decrease) in accrued liabilities and officers’ salaries	148,240	(83,384)	1,773,380
Increase in deferred revenue	-	-	24,990
NET CASH USED IN OPERATING ACTIVITIES	(938,883)	(781,785)	(4,694,145)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	-	-	41,957
Proceeds from sale of common stock, net	805,000	756,374	4,556,744
Proceeds for shares to be issued	-	70,000	394,474
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(61,724)	(38,713)	(240,175)
(Repayment of) Proceeds from convertible promissory note	(20,001)	20,000	29,999
(Repayment of) Proceeds from loans payable	(27,311)	(9,290)	26,854
NET CASH PROVIDED BY FINANCING ACTIVITIES	695,964	798,371	4,783,789
NET (DECREASE) INCREASE IN CASH	(242,919)	16,586	75,526
CASH - BEGINNING OF PERIOD	318,445	15,821	-
CASH - END OF PERIOD	$75,526	$32,407	$75,526
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$-	$265,706
Conversion of loans payable into common shares	$-	$-	$680,207
Settlement of accounts payable by common shares	$-	$-	$84,861
Commitment shares held in trust by Kodiak	$-	$-	$100,000

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $18,393,520 at June 30, 2013. The Company will continue to incur losses as it develops its products and marketing channels during 2013.

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

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(unaudited)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”. The guidance in this update requires the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The pronouncement is effective for fiscal years and interim periods beginning on or after January 1, 2013 with retrospective application for all comparative periods presented. The Company adopted this new standard on January 1, 2013 and it had no material effect on the Company’s financial position or results of operations.

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

In July 2012, the FASB issued Accounting Standards Update (ASU) 2012-02, Intangibles-Goodwill and Other-Testing Indefinite-Lived Intangible Assets for Impairment, to allow entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU 2012-02 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is then necessary to perform the currently prescribed quantitative impairment test by comparing the fair value of the indefinite-lived intangible asset with its carrying value. Otherwise, the quantitative impairment test is not required. This guidance is effective for fiscal years beginning after September 15, 2012 and early adoption is permitted. The Company adopted this guidance on January 1, 2013, and it had no material impact on the Company’s financial statements or related disclosures.

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

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(unaudited)

NOTE 3 – STOCKHOLDERS’ DEFICIENCY

Common Stock

During the quarter ended June 30, 2013, the Company issued 16,100,000 shares of its common stock in consideration of $805,000 and 200,000 shares of its common stock valued at $5,000 to a consultant as compensation.

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

On June 27, 2011, Kallo registered 10,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2011 Non-Qualified Stock Option Plan (the “2011 Plan”), to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at June 30, 2013, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan.

On September 6, 2012, Kallo registered 50,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2012 Non-Qualified Stock Option Plan (the “2012 Plan”) to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at June 30, 2013, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

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

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
(unaudited)

NOTE 4 – WARRANTS

Warrant activity for the year ended December 31, 2012 and the six months ended June 30, 2013 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2011 (audited)	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2012 (audited) and June 30, 2013 (unaudited)	1,580,000	$0.50

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $56,290 (See Note 10) and $9,856 (See Note 10) due to another director and officer of the Company and in accrued liabilities – other is an amount of $3,362 due to directors and officers of the Company as at June 30, 2013. Other receivables include an amount of $36,258 due from a director and officer of the Company for travel advances as at June 30, 2013.

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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at June 30, 2013, there is a payable in the amount of $525. The 3,000,000 shares were considered issued as at the closing date of the acquisition and valued based on discounted market price per share at the date of acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

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
June 30, 2013
unaudited

NOTE 7 – COMMITMENTS & CONTINGENCIES

Commitments

Operating lease

The Company leases office facilities under non-cancelable operating leases. The Company’s obligations under non-cancelable lease commitments are as follows:

Year ending December 31, 2013	$34,236
Total	$34,236

Capital lease

Minimum lease payments on capital lease obligations are as follows:

Within one year	$46,887
$46,887

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

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

NOTE 8 – LOAN PAYABLE

As at June 30, 2013, a loan payable of $61,893 (2012 - $109,044) to an arm’s length party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,232.50. Future scheduled repayments of principal are as follows:

Within one year	$61,893
$61,893

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

At the commitment date, the Company elected to initially and subsequently measure in its entirety the convertible promissory notes at fair value by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized an initial derivative loss of $203,868 related to the debts on inception dates and recognized a gain of $87,104 related to change in fair values on the debts since their inception dates to the period ended June 30, 2013. The number of common shares indexed to the derivative financial instruments used in the above calculation were 2,472,089 and 10,000,000 as at inception date and June 30, 2013 respectively.

During the quarter ended June 30, 2013, the Company repaid $20,001 of the above promissory notes resulting in a gain of extinguishment of convertible promissory note of $46,667.

Cash received from convertible promissory notes	$50,000
Derivative loss on inception date	203,868
Fair value of convertible promissory notes on inception date	253,868
Change in fair value (gain)	(53,101)
Fair value as at December 31, 2012	200,767
Repayment of convertible promissory note	(20,001)
Gain on extinguishment of convertible promissory note	(46,667)
Change in fair value loss (gain)	(34,003)
Fair value as at June 30, 2013	$100,096

NOTE 10 – SHORT TERM LOANS PAYABLE

On July 9, 2012, the Company issued a promissory note to a director agreeing to pay the principal amount of $30,000 plus interest at the rate of 6% per annum on July 31, 2012. Kallo did not pay on the due date and the director advanced a further $24,839 which is non-interest bearing, unsecured and has no fixed repayment date. The total amount of $56,290 remains outstanding as at June 30, 2013.

An officer and a stockholder have agreed to provide short term funding to the Company by paying some of its expenses. The advances are non-interest bearing, unsecured and have no fixed repayment dates. As at June 30, 2013, $9,856 was owing to the officer and the stockholder.

As at June 30, 2013, the balance of $18,977 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

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

As of the date of this report, the Kallo Mobile Care Program project-scope has been elevated to national discussions to include key stakeholders in healthcare delivery, National Disaster Management Organization (NADMO), National Security Agency (NSA), Ministry of Defence, Ministry of Health, Ghana Health Services (GHS), National Development Planning Commission (NDPC) and the local governments.

New Business Developments in Ghana

As a result of the recent prioritization of Ministry Of Health Short and Medium-Long-Term Programmes of Work and Performance Targets and Agreements on Key Health Indicators from the Office of the President, on April 23rd, 2013, the Minister Of Health of Ghana Hon. Sherry Ayittey wrote to the Minister of Finance of Ghana that the Ministry of Health had received, considered and approved an unsolicited Offer/Proposal from Kallo Inc. for the provision of Fixed Facilities with funding from the Export-Import (EXIM) Bank of the USA. She stated in the letter that this Project deliverables are in line with policy and strategy guidelines and do reflect the aspirations of the Ministry.

A Value for Money (VFM) assessment conducted by the Ministry Of Health on the Kallo Case Development and Deliverability has determined that the logic of the Project, for the level of investment involved is clear and supported by evidence. She further states that the anticipated project solution represents a best value for money option.

In the letter the Minister of Health has requested the Minister of Finance to negotiate and conclude the funding arrangement and the respective financing terms and conditions ahead of a joint submission to the Cabinet for consideration and approval.

The Ministry has identified project sites for this project as follows:

	Polyclinic Urban-Urban	Polyclinic Rural Rural	Total	CHIPS CPD
Greater Accra	3	1	4	0
Ashanti Region	2	1	3	0
Central Region	2	1	3	2
Northern Region	2	2	4	2
Upper East Region	1	2	3	2
Upper West Region	0	0	0	1
Western Region	2	3	5	0
Volta Region	1	1	2	2
Eastern Region	1	1	2	0
Brong-Ahafo Region	1	0	1	1
	15	12	27	10

Our plan and focus during the next twelve months include both, selling our existing product as well as developing and possibly selling new products. Since changing to our current business, we have not generated any revenues.

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

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order. Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and advance payment of $24,990 has been received as of June 30, 2013. Revenue from this installation will be $30,000 with an anticipated gross profit of $20,000. Clinical user and administrative training will be completed in July 2013 to ensure seamless transition to a paperless digital medical clinic. Work on this order has commenced and installation will be completed in the third quarter 2013.

Our milestones during the next twelve months are:

1 – Developing our sales organization and marketing the third party products along with our software that bring the data from these products into an EMR system in the major metropolitan areas of Canada. We expect the cost to be $300,000 and 12 months to complete this Milestone.

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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at June 30, 2013 had a working capital deficiency of $1,192,169.

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

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2013 or 2012. From our inception on December 12, 2006 through June 30, 2013, we generated $15,887 in revenues. We generated the revenues in 2007 when we were engaged in the business of selling printing equipment and related products. Since then we have not generated any revenues. We are in the process of completing the user training for our first installation of EMR for Specialists and will start generating revenues in 2013.

Expenses

During the three months ended June 30, 2013 we incurred total expenses of $192,785, including $155,557 in salaries and compensation, $22,142 in depreciation, $180,200 in professional fees, $124,056 in selling and marketing expenses and $91,109 as other expenses net of $333,612 gain in change in fair value of convertible promissory note and $46,667 gain on extinguishment of convertible promissory note whereas during the three months ended June 30, 2012 we incurred total expenses of $516,622, including $140,320 in salaries and compensation, $22,142 in depreciation, $156,444 in professional fees, $69,077 in selling and marketing expenses, $53,234 loss in change in fair value of convertible promissory note and $75,405 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the three months ended June 30, 2013 from the comparative period is mainly due to the unrealized gain of $380,279 on fair value changes and extinguishment in convertible promissory note in the current quarter compared with a loss of $53,234 on the fair value changes in convertible promissory note in the previous period. There is also an increase of $15,237 in salaries and compensation, $23,756 in professional fees, $54,979 in selling and marketing expenses and $15,704 in other expenses as the Company start gearing up for new potential contracts in the Republic of Ghana.

During the six months ended June 30, 2013 we incurred total expenses of $1,027,757, including $330,342 in salaries and compensation, $44,284 in depreciation, $390,481 in professional fees, $174,068 in selling and marketing expenses and $88,582 as other expenses net of $34,003 gain in change in fair value of convertible promissory note and $46,667 gain on extinguishment of convertible promissory note whereas during the six months ended June 30, 2012 we incurred total expenses of $1,054,798, including $355,868 in salaries and compensation, $44,284 in depreciation, $310,070 in professional fees, $122,338 in selling and marketing expenses, $53,234 in change in fair value of convertible promissory note and $169,004 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. Total expenses for the six months ended June 30, 2013 are in line with the comparative period. There is also an increase of $80,411 in professional fees, $51,730 in selling and marketing offset by a decrease of $80,422 in other expenses.

Net Loss

During the three months ended June 30, 2013 we did not generate any revenues and incurred a net loss of $192,785 compared to a net loss of $516,622 during the same period in 2012. The main reason is mainly due to the unrealized gain of $380,279 on fair value changes and extinguishment in convertible promissory note in the current quarter compared with a loss of $53,234 on the fair value changes in convertible promissory note in the previous period.

During the six months ended June 30, 2013 we did not generate any revenues and we incurred a net loss of $1,027,757 in line with a net loss of $1,054,798 during the same period in 2012.

From our inception on December 12, 2006 to June 30, 2013 we incurred a net loss of $18,393,520, $15,947,764 of which was general and administration, $825,192 of which was software development costs, $1,112,627 of which was selling and marketing, $240,164 of which was depreciation, $216,795 of which was interest and financing costs and $50,978 of which was other expenses.

Liquidity and capital resources

As at June 30, 2013, the Company had current assets of $323,862 and current liabilities of $1,516,031, indicating working capital deficiency of $1,192,169. As of June 30, 2013, our total assets were $1,222,119 in cash, prepaid expenses, copyrights, equipment and our total liabilities were $1,516,031 comprised of $1,176,517 in accrued liabilities, $20,000 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $525, obligations under capital leases of $46,887, convertible promissory note of $100,096, short term loans of $85,123, deferred revenue of $24,990 and loan of $61,893.

Cash used in operating activities amounted to $938,883 during the six months ended June 30, 2013, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the current six months period ended June 30, 2013.

Cash provided by financing activities during the six months ended June 30, 2013 amounted to $695,964 and represented proceeds from sale of common stock of $805,000, net of repayment of convertible promissory note of $20,001, repayment of loans payable of $27,311 and payments under capital lease obligations of $61,724.

The Company issued 16,300,000 unregistered shares of common stock for cash consideration of $810,000 during the six months period.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.              CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.              LEGAL PROCEEDINGS.

As of March 14, 2012, we settled our dispute with Leonard Steinmetz, our former treasurer, principal financial officer, principal accounting officer, and a member of the board of directors.  We agreed to resolve all of our differences by paying Mr. Steinmetz $130,000 in installments as follows:  $25,000, beginning eight days from the receipt from the Occupational and Safety Administration (“OSHA”) of its notice approving the withdrawal of Mr. Steinmetz’s OSHA complaint with prejudice; $10,000 to be paid on or before the last business day of each of the ten months following month of receipt of said notice from OSHA; and, a final installment of $5,000.00 or before the last business day of the eleventh month.  In addition, we agreed, that within 21 days of receipt of said notice from OSHA, we are to issue 500,000 restricted shares of our common stock to Mr. Steinmetz.  On May 2, 2012, the Occupational and Safety Administration approved Leonard Steinmetz’s withdrawal of his complaint against us. All payments due to Mr Steinmetz under the settlement agreement have been made.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2013.

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