Form 10-Q
period 2013-09-30
Kallo Inc.
filed 2013-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 307,647,036 as of November 11, 2013.

PART I – FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS.

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

	September 30,	December 31,
ASSETS	2013	2012
Current Assets:	(unaudited)
Cash	$8,999	$318,445
Other receivables	144,527	87,196
Prepaid expenses	46,789	132,817
Total Current Assets	200,315	538,458

Copyrights (Note 6)	865,000	865,000
Equipment, net	11,114	77,541
TOTAL ASSETS	$1,076,429	$1,480,999

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued liabilities	$1,178,953	$993,277
Accrued officers’ salaries (Note 7)	20,000	55,000
Acquisition cost payable (Note 6)	525	525
Current portion of obligations under capital leases (Note 7)	23,887	108,268
Loan payable (Note 8)	63,182	109,044
Convertible promissory note (Note 9)	-	200,767
Short term loans payable (Note 10)	30,283	65,283
Deposit for shares to be issued	327,061	-
Deferred revenue	24,990	24,990
Total Current Liabilities	1,668,881	1,557,154
TOTAL LIABILITIES	1,668,881	1,557,154
Commitments and Contingencies (Note 7)
Going Concern (Note 1)
Subsequent event (Note 11)

Stockholders’ Deficiency (Note 3)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.00001 par value, 500,000,000 (December 31, 2012 – 500,000,000) shares authorized, 307,647,036 and 291,347,036 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	3,076	2,913
Additional paid-in capital	18,096,532	17,286,695
Deficit accumulated during the development stage	(18,692,060)	(17,365,763)

Total Stockholders’ Deficiency	(592,452)	(76,155)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,076,429	$1,480,999

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended		December 12, 2006 (inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$15,887

Cost of Revenue	-	-	-	-	12,840

Gross Profit	-	-	-	-	3,047

Expenses
General and administration	233,198	448,873	1,127,173	1,223,713	16,180,962
Selling and marketing	93,358	103,003	267,426	225,341	1,205,985
Software development costs	-	-	900	-	825,192
Foreign exchange loss (gain)	15,216	(3,057)	2,922	18,349	(7,386)
Depreciation	22,143	22,143	66,427	66,427	262,307
Interest and financing costs	4,722	23,429	12,216	62,125	221,517
Change in fair value on convertible promissory note	(96)	64,582	(34,099)	117,816	116,668
Gain on extinguishment of convertible promissory note	(70,001)	-	(116,668)	-	(116,668)
Loss on disposal of equipment	-	-	-	-	6,530
	298,540	658,973	1,326,297	1,713,771	18,695,107

Net Loss and Comprehensive Loss	$(298,540)	$(658,973)	$(1,326,297)	$(1,713,771)	$(18,692,060)

Basic and diluted net loss per share	$(0.001)	$(0.004)	$(0.004)	$(0.012)

Weighted average shares used in calculating
Basic and diluted net loss per share	307,647,036	162,520,412	298,658,065	143,088,266

For the nine months period ended September 30, 2013 and September 30, 2012, there were 1,580,000 warrants outstanding, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive.

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period from December 12, 2006 (inception) through to September 30, 2013
(Unaudited)

						Deficit
						Accumulated	Total
	Preferred Stock		Common Stock		Additional	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficiency)
Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009	-	-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of units, consisting of common shares and common share warrants	-	-	1,580,000	16	394,984	-	395,000
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (As previously stated)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Correction of error (Note 15)	-	-	-	-	604,774	(604,774)	-
Balance December 31, 2010 (As restated)	-	$-	39,085,166	$392	$5,504,907	$(5,024,272)	$481,027
Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011	-	$-	113,072,632	$1,131	$9,467,296	$(10,361,972)	$(893,545)
Issuance of common shares	-	-	52,589,910	526	2,628,971	-	2,629,497
Shares issued to employees and others for services	-	-	117,834,494	1,178	4,745,238	-	4,746,416
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	350,000	3	35,424	-	35,427
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Commitment shares held in trust by Kodiak (Note 3)	-	-	2,000,000	20	99,980	-	100,000
Receivable on stock subscription	-	-	-	-	(100,159)	-	(100,159)
Net Loss	-	-	-	-	-	(7,003,791)	(7,003,791)
Balance December 31, 2012	-	$-	291,347,036	$2,913	$17,286,695	$(17,365,763)	$(76,155)
Issuance of common shares	-	-	16,300,000	163	809,837	-	810,000
Net Loss	-	-	-	-	-	(1,326,297)	(1,326,297)
Balance September 30, 2013			$307,647,036	$3,076	$18,096,532	$(18,692,060)	$(592,452)

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		December 12, 2006
	September 30,		(inception) to
	2013	2012	September 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,326,297)	$(1,713,771)	$(18,692,060)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	66,427	66,427	262,307
Stock based compensation	-	47,988	11,229,832
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	2,986	12,150	11,712
Fair value loss on inception date of convertible promissory note	-	203,868	203,868
Change in fair value on convertible promissory note	(34,099)	(86,052)	(87,200)
Gain on extinguishment of convertible promissory note	(116,668)	-	(116,668)
Non-cash settlement of expenses	5,000	415,181	490,181
Changes in operating assets and liabilities:
Increase in other receivables	(57,331)	(23,702)	(144,527)
Increase in prepaid expenses	86,028	(91,123)	(46,789)
Increase/(Decrease) in accrued liabilities and officers’ salaries	150,676	(184,450)	1,775,816
Increase in deferred revenue	-	-	24,990
NET CASH USED IN OPERATING ACTIVITIES	(1,223,278)	(1,353,484)	(4,978,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
NET CASH USED IN INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Stockholder advances/(repayments)	-	-	41,957
Proceeds from sale of common stock, net	805,000	1,397,130	4,556,744
Proceeds for shares to be issued	269,235	151,592	663,709
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(84,381)	(53,375)	(262,832)
(Repayment of) Proceeds from convertible promissory note	(50,000)	50,000	-
(Repayment of) Proceeds from loans payable	(26,022)	40,494	28,143
NET CASH PROVIDED BY FINANCING ACTIVITIES	913,832	1,585,841	5,001,657
NET (DECREASE) INCREASE IN CASH	(309,446)	232,357	8,999
CASH - BEGINNING OF PERIOD	318,445	15,821	-
CASH - END OF PERIOD	$8,999	$248,178	$8,999
SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$-	$265,706
Conversion of loans payable into common shares/deposit for shares to be issued	$57,826	$-	$680,207
Settlement of accounts payable by common shares	$-	$-	$84,861
Commitment shares held in trust by Kodiak	$-	$-	$100,000

See accompanying notes to the unaudited condensed consolidated financial statements

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $18,692,060 at September 30, 2013. The Company will continue to incur losses as it develops its products and marketing channels during 2013.

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
September 30, 2013
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
September 30, 2013
(unaudited)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Recent Accounting Pronouncements (continued)

In July 2013, FASB issued ASU No. ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. ASU 2013-11 is effective prospectively for fiscal years and interim periods within those years, beginning after December 15, 2013 for public entities. Early adoption and retrospective application are permitted. We do not expect the adoption of ASU 2013-11 to have a material impact on our financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ DEFICIENCY

Common Stock

During the quarter ended June 30, 2013, the Company issued 16,100,000 shares of its common stock in consideration of $805,000 and 200,000 shares of its common stock valued at $5,000 to a consultant as compensation.

During the quarter ended September 30, 2013, the Company received cash of $269,235 for shares to be issued and agreed to convert $57,826 of short term loans payable into common shares. The related shares were not yet issued as at September 30, 2013.

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

On June 27, 2011, Kallo registered 10,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2011 Non-Qualified Stock Option Plan (the “2011 Plan”), to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at September 30, 2013, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan.

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2013
(unaudited)

NOTE 3 – STOCKHOLDERS’ DEFICIENCY (continued)

On September 6, 2012, Kallo registered 50,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2012 Non-Qualified Stock Option Plan (the “2012 Plan”) to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at September 30, 2013, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

Stock Split

On February 8, 2008 the Board of Directors approved a three-for-one stock split effective February 25, 2008. All references in the consolidated financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of this stock split.

NOTE 4 – WARRANTS

Warrant activity for the year ended December 31, 2012 and the nine months ended September 30, 2013 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2011 (audited)	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2012 (audited) and September 30, 2013 (unaudited)	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement has been filed effective October 9, 2013.

The value of the stock purchase warrants granted in 2010 was valued at $117,620 using the following assumptions and estimates in the Black-Scholes model: Expected life of 1.2 years, volatility of 100%, dividend yield of 0% and risk-free interest rate of 1.40%.

NOTE 5 – RELATED PARTY TRANSACTIONS

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $1,450 (See Note 10) and $9,856 (See Note 10) due to another director and officer of the Company and in accrued liabilities – other is an amount of $4,203 due to directors and officers of the Company as at September 30, 2013. Other receivables include an amount of $3,945 due from a director and officer of the Company for travel advances as at September 30, 2013.

Transactions with related parties are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2013
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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at September 30, 2013, there is a payable in the amount of $525. The 3,000,000 shares were considered issued as at the closing date of the acquisition and valued based on discounted market price per share at the date of acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

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

NOTE 7 – COMMITMENTS & CONTINGENCIES

Commitments

Operating lease

The Company leases office facilities under non-cancelable operating leases. The Company’s obligations under non-cancelable lease commitments are as follows:

Year ending December 31, 2013	$28,289
Year ending December 31, 2014	15,265
Total	$43,554

Capital lease

Minimum lease payments on capital lease obligations are as follows:

Within one year	$23,887
$23,887

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

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

NOTE 7 – COMMITMENTS & CONTINGENCIES (continued)

Contingencies (continued)

(b)
On December 20, 2012, Mansfield Communications Inc. (Mansfield) filed a Statement of Claim against Kallo concerning monies allegedly owed by Kallo to Mansfield for media consultancy and communication services provided by Mansfield to Kallo. Mansfield is seeking damages in the amount of Canadian $191,246.11 plus unspecified “special” damage. As a result of the claim, on January 11, 2013, Kallo has cancelled 500,000 common shares previously issued to Mansfield as partial payment for services during 2012. On January 30, 2013, Kallo filed a Statement of Defense. Management is of the opinion that Mansfield has charged Kallo for services that Mansfield did not perform, and that Mansfield has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has initially recognized an accrual for the amount of the claim. On October 31, 2013, Kallo signed a settlement agreement with Mansfield and agreed to pay Canadian $55,000 if paid in full on or before March 31, 2014 or Canadian $70,000 if paid in instalments between April and December 2014 or Canadian $150,000 if the Company defaults on any of the instalment payments as mentioned above in full settlement of the above claim.  As a result, management has adjusted the accrual for the claim to $145,590, being the maximum amount payable to Mansfield.

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

(d)
On November 17, 2010, Kallo had agreed to pay a past officer of the Company $52,000 as past compensation for services rendered and that amount was fully accrued for. The amount was payable in instalments due between November 2010 and April 2011. The Company has not paid the last three instalments due between February and April 2011 for a total amount of $30,000. On February 14, 2013, the past officer filed a claim with the Small Claims Court of Ontario requesting judgment against the Company for the total amount of Canadian $25,000. An amount of $30,000 has been   accrued for as at September 30, 2013. The court will hold a mandatory settlement conference with all parties on December 20, 2013. Kallo management is confident of settling this at the settlement conference.

NOTE 8 – LOAN PAYABLE

As at September 30, 2013, a loan payable of $63,182 (2012 - $109,044) to an arm’s length party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,232.50. Future scheduled repayments of principal are as follows:

Within one year	$63,182
$63,182

NOTE 9 – CONVERTIBLE PROMISSORY NOTE

The convertible promissory notes were unsecured and bore interest at 3.25% per annum with all principal and accrued interest due and payable one year from the dates of execution of the Notes. The Notes were due as follows: $20,000 on April 23, 2013, $10,000 on July 5, 2013, $20,000 on August 22, 2013. The Holders could, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share equal to 30% discount to the average of the previous three lowest trading days over the last 10 trading days prior to the Conversion Date. All shares converted on or after six months from the dates of execution of the notes would have been issued as free-trading, unrestricted shares. The Company could prepay these Notes at anytime without penalty and without the prior consent of the Holders.

KALLO INC.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
September 30, 2013
Unaudited

NOTE 9 – CONVERTIBLE PROMISSORY NOTE (continued)

At the commitment date, the Company elected to initially and subsequently measure in its entirety the convertible promissory notes at fair value by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized an initial derivative loss of $203,868 related to the debts on inception dates and recognized a gain of $87,200 related to change in fair values on the debts since their inception dates to the times of repayment of the notes. The number of common shares indexed to the derivative financial instruments used in the above calculation were 2,472,089 as at inception date.

During the period ended September 30, 2013, the Company repaid $50,000 of the above promissory notes resulting in a gain of extinguishment of convertible promissory note of $116,668.

Cash received from convertible promissory notes	$50,000
Derivative loss on inception date	203,868
Fair value of convertible promissory notes on inception date	253,868
Change in fair value (gain)	(53,101)
Fair value as at December 31, 2012	200,767
Repayment of convertible promissory note	(50,000)
Gain on extinguishment of convertible promissory note	(116,668)
Change in fair value loss (gain)	(34,099)
Fair value as at September 30, 2013	$-

NOTE 10 – SHORT TERM LOANS PAYABLE

On July 9, 2012, the Company issued a promissory note to a director agreeing to pay the principal amount of $30,000 plus interest at the rate of 6% per annum on July 31, 2012. Kallo did not pay on the due date and the director advanced a further $24,839 which is non-interest bearing, unsecured and has no fixed repayment date. During the quarter ended September 30, 2013, the amount of $57,826 was transferred to deposit for shares to be issued as the director has agreed to convert this amount into common stock of the Company, leaving $1,450 outstanding as at September 30, 2013.

An officer and a stockholder have agreed to provide short term funding to the Company by paying some of its expenses. The advances are non-interest bearing, unsecured and have no fixed repayment dates. As at September 30, 2013, $9,856 was owing to the officer and the stockholder.

As at September 30, 2013, the balance of $18,977 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

NOTE 11 – SUBSEQUENT EVENT

On October 31, 2013, Kallo signed a settlement agreement with Mansfield and agreed to pay Canadian $55,000 if paid in full on or before March 31, 2014 or Canadian $70,000 if paid in instalments between April and December 2014 or Canadian $150,000 if the Company defaults on any of the instalment payments as mentioned above in full settlement of the claim discussed in 7(b) above under Contingencies.

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

The Ministry has identified project sites for this project as follows:

	Polyclinic Urban- Urban	Polyclinic Rural Rural	Total	CHIPS CPD
Greater Accra	3	1	4	0
Ashanti Region	2	1	3	0
Central Region	2	1	3	2
Northern Region	2	2	4	2
Upper East Region	1	2	3	2
Upper West Region	0	0	0	1
Western Region	2	3	5	0
Volta Region	1	1	2	2
Eastern Region	1	1	2	0
Brong-Ahafo Region	1	0	1	1
	15	12	27	10

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

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order. Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. An advance payment of $24,990 has been received as of September 30, 2013. Revenue from this installation will be $30,000 with an anticipated gross profit of $20,000. An updated and more powerful version of the software will be available in early 2014 and installation will be completed then. Clinical user and administrative training will be completed afterwards to ensure seamless transition to a paperless digital medical clinic.

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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at September 30, 2013 had a working capital deficiency of $1,468,566.

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

Results of operations

Revenues

We did not generate any revenues during the nine months ended September 30, 2013 or 2012. From our inception on December 12, 2006 through September 30, 2013, we generated $15,887 in revenues. We generated the revenues in 2007 when we were engaged in the business of selling printing equipment and related products. Since then we have not generated any revenues. We are in the process of completing the user training for our first installation of EMR for Specialists and will start generating revenues in 2013.

Expenses

During the three months ended September 30, 2013 we incurred total expenses of $298,540, including $143,135 in salaries and compensation, $22,143 in depreciation, $28,972 in professional fees, $93,358 in selling and marketing expenses and $81,029 as other expenses net of $96 gain in change in fair value of convertible promissory note and $70,001 gain on extinguishment of convertible promissory note whereas during the three months ended September 30, 2012 we incurred total expenses of $658,973, including $231,425 in salaries and compensation, $22,143 in depreciation, $151,622 in professional fees, $103,003 in selling and marketing expenses, $64,582 loss in change in fair value of convertible promissory note and $86,198 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the three months ended September 30, 2013 from the comparative period is due to general cost savings undertaken by management as well as to a gain of $70,097 on fair value changes and extinguishment in convertible promissory note in the current quarter compared with a loss of $64,582 on the fair value changes in convertible promissory note in the previous period. Decreases due to costs savings include decreases of $88,290 in salaries and compensation, $42,584 in professional fees, $9,645 in selling and marketing expenses and $5,169 in other expenses.

During the nine months ended September 30, 2013 we incurred total expenses of $1,326,297, including $473,477 in salaries and compensation, $66,427 in depreciation, $419,453 in professional fees, $267,426 in selling and marketing expenses and $250,281 as other expenses net of $34,099 gain in change in fair value of convertible promissory note and $116,668 gain on extinguishment of convertible promissory note whereas during the nine months ended September 30, 2012 we incurred total expenses of $1,713,771, including $587,293 in salaries and compensation, $66,427 in depreciation, $461,692 in professional fees, $225,341 in selling and marketing expenses, $117,816 in change in fair value of convertible promissory note and $255,202 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. Total expenses for the nine months ended September 30, 2013 are lower than the comparative period due to costs savings initiatives undertaken by management as well as to a gain of $150,767 on fair value changes and extinguishment in convertible promissory note in the current quarter compared with a loss of $117,816 on the fair value changes in convertible promissory note in the previous period. Decreases include $113,816 in salaries and compensation.

Net Loss

During the three months ended September 30, 2013 we did not generate any revenues and incurred a net loss of $298,540 compared to a net loss of $658,973 during the same period in 2012. The decrease in net loss is due to general cost savings undertaken by management as well as to a gain of $70,097 on fair value changes and extinguishment in convertible promissory note in the current quarter compared with a loss of $64,582 on the fair value changes in convertible promissory note in the previous period.

During the nine months ended September 30, 2013 we did not generate any revenues and we incurred a net loss of $1,326,297 compared with a net loss of $1,713,771 during the same period in 2012. The decrease in net loss is due to costs savings initiatives undertaken by management as well as to a gain of $150,767 on fair value changes and extinguishment in convertible promissory note in the current quarter compared with a loss of $117,816 on the fair value changes in convertible promissory note in the previous period.

From our inception on December 12, 2006 to September 30, 2013 we incurred a net loss of $18,692,060, $16,180,962 of which was general and administration, $825,192 of which was software development costs, $1,205,985 of which was selling and marketing, $262,307 of which was depreciation, $221,517 of which was interest and financing costs and $3,903 of which was other expenses.

Liquidity and capital resources

As at September 30, 2013, the Company had current assets of $200,315 and current liabilities of $1,668,881, indicating working capital deficiency of $1,468,566. As of September 30, 2013, our total assets were $1,076,429 in cash, prepaid expenses, copyrights, equipment and our total liabilities were $1,668,881 comprised of $1,178,953 in accrued liabilities, $20,000 in accrued officer salaries, Rophe Medical Technologies Inc. acquisition costs payable of $525, obligations under capital leases of $23,887, short term loans of $30,283, deferred revenue of $24,990 and loan of $63,182.

Cash used in operating activities amounted to $1,225,921 during the nine months ended September 30, 2013, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the current nine months period ended September 30, 2013.

Cash provided by financing activities during the nine months ended September 30, 2013 amounted to $916,475 and represented proceeds from sale of common stock of $805,000, proceeds from shares to be issued of $269,235 net of repayment of convertible promissory note of $50,000, repayment of loans payable of $23,036 and payments under capital lease obligations of $84,724.

The Company issued 16,300,000 unregistered shares of common stock for cash consideration of $810,000 during the nine months period.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.         CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 20, 2012, Mansfield Communications Inc. (Mansfield) entered into a legal action against Kallo concerning monies allegedly owed by Kallo to Mansfield for media consultancy and communication services provided by Mansfield to Kallo (Mansfield Communications Inc., Plaintiff vs. Kallo Inc., Defendant filed a Statement of Claim in the Ontario Superior Court of Justice, Case No. CV-12-47061). Mansfield is seeking damages in the amount of $191,246.11 plus unspecified “special” damage. On January 30, 2013, Kallo filed a Statement of Defense. Management is of the opinion that Mansfield has charged Kallo for services that Mansfield did not perform, and that Mansfield has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. On October 31, 2013, Kallo signed a settlement agreement with Mansfield and agreed to pay Canadian $55,000 if paid in full on or before March 31, 2014 or Canadian $70,000 if paid in instalments between April and December 2014 or Canadian $150,000 if the Company defaults on any of the instalment payments as mentioned above in full settlement of the above claim.  Management has recognized an accrual for an amount of $145,590, being the maximum amount payable to Mansfield.

As of November 17, 2010, we settled our dispute with Mary Kricfalusi, our former secretary, and a member of the board of directors. We agreed to resolve all of our differences by paying Ms. Kricfalusi $52,000 in instalments as follows: $10,000 upon execution and delivery of this agreement, $2,000 to be paid 10 days following the signing of this agreement, $5,000 on December 14, 2010, $5,000 on January 14, 2011, $10,000 on February 14, 2011, $10,000 on March 14, 2011 and a final instalment of $10,000 on April 14, 2011. The Company has not paid the last three instalments due between February and April 2011 for a total amount of $30,000. On February 14, 2013, Ms. Kricfalusi filed a claim with the Small Claims Court of Ontario requesting judgment against Kallo for the total amount of Canadian $25,000. An amount of $30,000 has been   accrued for as at September 30, 2013. The court will hold a mandatory settlement conference with all parties on December 20, 2013. Kallo management is confident of settling this at the settlement conference.

ITEM 1A.      RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.         EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-2	4/01/13	5.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.33	Addendum to Investment Agreement with Kodiak.	S-1/A-4	7/31/13	10.33

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.3

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2013.

KALLO INC.
(The “Registrant”)

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

5.1	Opinion of The Law Office of Conrad C. Lysiak, P.S.	S-1/A-2	4/01/13	5.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.33	Addendum to Investment Agreement with Kodiak.	S-1/A-4	7/31/13	10.33

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.3

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X