Form 10-K
period 2013-12-31
Kallo Inc.
filed 2014-04-15
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

15 Allstate Parkway, Suite 600
Markham, Ontario, Canada L3R 5B4
(Address of Principal Executive Offices) (Zip Code)

(416) 246-9997
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None (Title of Class)	Common Stock (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒     No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $6,152,941.

The registrant had 320,455,283 shares of common stock outstanding as of April 1, 2014.

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

During fiscal 2013, we did incur expenses towards cost of resources (both management and technical) relating to research and development with considerable efforts in continuing our research and development work on the Mobile Clinic and Telehealth system, which would be rolled out in the near term in different geographies based on the needs and funding availability.

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

Managements View of the market trend impact:

Kallo Management believes that the market trend in Canada, USA and globally is continuing to reflect increased adoption of point of care technologies such as EMR and PACS.  This is very evident from the market information given below in the section “Market trend and positive impact on our product”.

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

Agreement with Kodiak Capital Group, LLC

On September 26, 2012, we entered into an investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby we issued 2,000,000 shares of its common stock in exchange for a put option to sell up to $2,000,000 worth of shares of our common stock at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. On October 24, 2012, we filed a Form S-1 registration statement relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26, 2012.   On October 9, 2013 the Form S-1 registration statement was declared effective by the SEC.  Since then we have issued two puts to Kodiak.  The first put was for 3,472,223.0 shares of common stock.  We received $250,000.  The calculation of the amount of shares under the second put has not been made by Kodiak.  The put was made prior to April 7, 2014.

Agreement with Republic of Guinea

On January 23, 2014 we entered into a supply contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.

Under the Supply Contract, we will implement customized healthcare delivery solutions for the Republic of Guinea. The components of the solutions include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

              There is no assurance that we will sell any products to the Republic of Guinea or that the Republic of Guinea will pay us any sums of money

Employees

As of March 25, 2014, we have five (7) full time employees and two (2) part-time employees.

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

Offices

Our administrative office is located at 15 Allstate Parkway, Suite 600, Markham, Ontario, Canada, L3R 5B4, our telephone number is (416) 246-9997. We lease this space from RCN Management Limited Partnership Company, pursuant to a written lease with a term of 2 months.  Our monthly rent is approximately $7,000.

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

ITEM 3	LEGAL PROCEEDINGS.

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

    On December 20, 2012, Mansfield Communications Inc. (Mansfield) entered into a legal action against Kallo concerning monies allegedly owed by Kallo to Mansfield for media consultancy and communication services provided by Mansfield to Kallo (Mansfield Communications Inc., Plaintiff vs. Kallo Inc., Defendant filed a Statement of Claim in the Ontario Superior Court of Justice, Case No. CV-12-47061). Mansfield is seeking damages in the amount of Canadian $191,246.11 plus unspecified “special” damage. On January 30, 2013, Kallo filed a Statement of Defense. Management is of the opinion that Mansfield has charged Kallo for services that Mansfield did not perform, and that Mansfield has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. On October 31, 2013, Kallo signed a settlement agreement with Mansfield and agreed to pay Canadian $55,000 if paid in full on or before March 31, 2014 or Canadian $70,000 if paid in instalments between April and December 2014 or Canadian $150,000 if the Company defaults on any of the instalment payments as mentioned above in full settlement of the above claim. On March 19, 2014, the Company issued a certified cheque in the amount of Canadian $55,000 to Mansfield. As a result, management has adjusted the accrual for the claim to $51,711, being the final amount paid to Mansfield.

ITEM 4	MINE SAFETY DISCLOSURES.

    None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “KALO.” A summary of trading by quarter for 2013 and 2012 is as follows:

Fiscal Year 2013	High Bid	Low Bid
Fourth Quarter 10-1-13 to 12-31-13	$0.06	$0.02
Third Quarter 7-1-13 to 9-30-13	$0.05	$0.02
Second Quarter 4-1-13 to 6-30-13	$0.04	$0.01
First Quarter 1-1-13 to 3-31-13	$0.04	$0.01

Fiscal Year 2012	High Bid	Low Bid
Fourth Quarter 10-1-12 to 12-31-12	$0.06	$0.01
Third Quarter 7-1-12 to 9-30-12	$0.20	$0.01
Second Quarter 4-1-12 to 6-30-12	$1.00	$0.25
First Quarter 1-1-12 to 3-31-12	$0.24	$0.05

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

The 2012 Non-Qualified Incentive Stock Option Plan provides for the issuance of shares of our Common Stock for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the options. The Plan includes 50,000,000 shares of common stock.

The 2011 Non-Qualified Incentive Stock Option Plan provides for the issuance of shares of our Common Stock for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the shares. The Plan included 10,000,000 shares of common stock. At September 7, 2012, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan; and, 2,766,666 shares of common stock remain available under this plan.

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

.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions

Our auditors have included a going concern emphasis of matter paragraph as part of the audit of our year-end consolidated financial statements.  We have not generated revenues from our operations during the last six years.  The only revenues generated by us was in 2007, when we were engaged in the business of selling printing equipment and related products. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties.  We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.  There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that the Company will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

a)	That Party B's technical proposals shall be considered by a team of experts for assessment and negotiation

4.	Any disputes between the parties shall be resolved through negotiation and mediation by the appropriate authorities

On January 23, 2014, we announced the signing of a US$200,000,925.00 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.

Under the Supply Contract, Kallo will implement customized healthcare delivery solutions for the Republic of Guinea. The components of the solutions include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

MobileCare™ supply contract includes:

     1. Mobile clinics (10)
     2. Clinical Command Centre (1)
     3. Administration Centre (1)
     4. Utility vehicles (2)
     5. User training (5 years)
     6. Professional and clinical training (5 years)
     7. Hardware and software maintenance (5years)
     8. Operations & management support (5 years)
     9. Maintenance and continued educational support (5 years)
    10. Supply chain management of medical equipment, consumables and spare parts (5 years)
    11. Advanced and integrated software systems, including telehealth (1 full system)
    12. Fixed Medical Hospital (1)
    13. Ambulances (20)
    14. Medical Helicopter (1)

Plan of Operation

The following plan of operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document.

Kallo mobile Care implementation plan for Guinea and Ghana is based on the timelines of the Mobiles Clinic’s delivery and training provided by Kallo.

Based on the Delivery plan of Kallo Inc. there is a lead-time of 6 months for production and delivery of the first 2 mobile clinics in Guinea and Ghana from the time of confirmed purchase order along with payments through Bank.
In this period of 6 months from the date of purchase order confirmation to Kallo Inc. the following shall be completed for go live of the Mobile Clinics.

1.	Establish geographical coverage for Mobile Clinics based on hospitals to population ratio in specific rural areas of Guinea and Ghana
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

For the Ghana Project, as of the date of this report the Kallo Mobile Care Program project-scope has been elevated to national discussions to include key stakeholders in healthcare delivery, National Disaster Management Organization (NADMO), national Security Agency (NSA), Minister of Defence, Ministry of Health, Ghana Health Services (GHS), National Development Planning Commission (NDPC) and the local governments.

Our plan and focus during the next twelve months include implementing Kallo Mobile Care program in Guinea and Ghana in a timely manner, selling our existing products as well as developing and possibly selling new products.

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

The total value of this approved project is US$174,350,000/- as confirmed by the Minister of Health in the approval latter.

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

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order.  Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and advance payment of $24,990 has been received as of December 31, 2013. Revenue from this installation will be $30,000 with an anticipated gross profit of $20,000. An updated and more powerful version of the software will be available in early 2014 and installation will be completed then. Clinical user and administrative training will be completed afterwards to ensure seamless transition to a paperless digital medical clinic.

Our milestones during the next twelve months are:

1.
Developing our sales organization and marketing the third party products along with our software that bring the data from these products into an EMR system in the major metropolitan areas of Canada. We expect the cost to be $300,000 and 12 months to complete this Milestone.

2.
Simultaneously with the build-up of our sales organization, we will build a product support team that will provide installation, training and customer support. We expect the cost to be $500,000 and 12 months to complete this Milestone.

3.	Expanding our market from the larger metropolitan areas to the smaller rural and more distant medical facilities. We expect the cost to be $250,000 and 12 months to complete this Milestone.

4.	Developing our Mobile Care business globally. We expect the cost to be $ 700,000 and 12 months to complete the Milestone.

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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at December 31, 2013 had a working capital deficiency of $1,419,336.

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

Results of operations

December 31, 2013 compared to December 31, 2012

Revenues

We did not generate any revenues during the year ended December 31, 2013 or 2012. From our inception on December 12, 2006 through December 31, 2013 we generated $15,887 in revenues. We generated the revenues in 2007 when we were engaged in the business of selling printing equipment and related products. Since then we have not generated any revenues. We are in the process of completing the user training for our first installation of EMR for Specialists and will start generating revenues in 2014.

Expenses

During the year ended December 31, 2013 we incurred total expenses of $1,669,010, including $605,618 in salaries and compensation, $29,568 in depreciation, $495,137 in professional fees, $359,659 in selling and marketing expenses and $179,028 as other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees.

During the year ended December 31, 2012 we incurred total expenses of $7,003,791.

The decrease in our expenses for the year ended December 31, 2013 was primarily due to a decrease in salaries and compensation of $4,786,581, as no stock-based compensation was issued to management, a decrease in professional fees of $120,610 and a decrease in selling and marketing expenses of $60,043.

Net Loss

During the year ended December 31, 2013 we did not generate any revenues and we incurred a net loss of $1,669,010 compared to a net loss of $7,003,791 in 2012.

From our inception on December 12, 2006 to December 31, 2013 we incurred a net loss of $19,034,773, $16,488,020 of which was general and administration, $824,292 of which was software development costs, $1,298,218 of which was selling and marketing and $424,243 of which was other expenses.

    On September 26, 2012, we entered into an investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby we issued 2,000,000 shares of its common stock in exchange for a put option to sell up to $2,000,000 worth of shares of our common stock at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. On October 24, 2012, we filed a Form S-1 registration statement relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26, 2012. On October 9, 2013 the Form S-1 registration statement was declared effective by the SEC. Since then we have issued two puts to Kodiak. The first put was for 3,472,223.0 shares of common stock. We received $250,000. The calculation of the amount of shares under the second put has not been made by Kodiak. The put was make prior to April 7, 2014.

Agreement with Republic of Guinea

On January 23, 2014 we entered into a supply contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.

Under the Supply Contract, we will implement customized healthcare delivery solutions for the Republic of Guinea. The components of the solutions include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

    There is no assurance that we will sell any products to the Republic of Guinea or that the Republic of Guinea will pay us any sums of money.

    On September 26, 2012, we entered into an investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby we issued 2,000,000 shares of its common stock in exchange for a put option to sell up to $2,000,000 worth of shares of our common stock at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. On October 24, 2012, we filed a Form S-1 registration statement relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26, 2012. On October 9, 2013 the Form S-1 registration statement was declared effective by the SEC. Since then we have issued two puts to Kodiak. The first put was for 3,472,223.0 shares of common stock. We received $250,000. The calculation of the amount of shares under the second put has not been made by Kodiak. The put was make prior to April 7, 2014.

Results of Operations

From Inception on December 12, 2006 to December 31, 2013

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

    During the year ended December 31, 2013, the Company issued 23,519,500 shares of its common stock in consideration of $1,175,976, 200,000 shares of its common stock valued at $5,000 to a consultant as compensation and 1,156,524 shares of its common stock as repayment for short term loans of $46,261.

December 31, 2012 compared to December 31, 2011

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

Liquidity and capital resources

    As at December 31, 2013, we had current assets of $65,120, current liabilities of $1,484,456, and a working capital deficiency of $1,419,336. As of December 31, 2013, our total assets were $978,093 in cash, other receivables, prepaid expenses, copyrights and our total liabilities were $1,484,456 comprised of $1,141,947 in accounts payable and accrued liabilities, $20,000 in accrued officer salaries, loans payable of $137,444, deferred revenue of $24,990 and deposit for shares to be issued of $160,075.

Cash used in operating activities amounted to $1,488,602 during fiscal 2013, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the year.

Cash provided by financing activities during the year amounted to $1,197,605 and represented mainly proceeds from sales of common stock of $1,175,976, proceeds from shares to be issued of $160,075, proceeds from loans payable of $19,822, net of repayment of convertible promissory notes of $50,000 and capital lease payments of $108,268.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETING RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

KALLO INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Kallo Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Kallo Inc. (a development stage company) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficiency), and cash flows for the years then ended and for the period from December 12, 2006 (inception) to December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the year then ended and for the period from December 12, 2006 (inception) to December 31, 2013, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception and had an accumulated deficit of $19,034,773 at December 31, 2013 that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SCHWARTZ LEVITSKY FELDMAN LLP
Toronto, Ontario, Canada	Chartered Accountants
March 26, 2014	Licensed Public Accountants

KALLO INC.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
ASSETS	2013	2012
Current Assets:
Cash	$27,448	$318,445
Other receivables	12,276	3,976
Prepaid expenses	25,396	137,817
Total Current Assets	65,120	460,238

Copyrights (Note 8)	865,000	865,000
Equipment, net (Note 6)	47,973	77,541
TOTAL ASSETS	$978,093	$1,402,779

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities (Note 8)	$1,141,947	$910,582
Accrued officers’ salaries	20,000	55,000
Current portion of obligations under capital leases (Note 7)	-	108,268
Loans payable (Note 9)	61,203	109,044
Convertible promissory notes (Note 10)	-	200,767
Short term loans payable (Note 11)	76,241	65,283
Deposit for shares to be issued (Note 3)	160,075	-
Deferred revenue	24,990	24,990
Total Current Liabilities	1,484,456	1,478,934

TOTAL LIABILITIES	1,484,456	1,478,934

Commitments and Contingencies (Notes 8 and 13)
Going Concern (Note 1)
Subsequent Events (Note 15)
Stockholders’ Deficiency (Note 3)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 (2012 – 500,000,000) shares authorized, 316,223,060 and 291,347,036 shares issued and outstanding at December 31, 2013 and 2012, respectively.	3,163	2,913
Additional paid-in capital	18,525,247	17,286,695
Deficit accumulated during the development stage	(19,034,773)	(17,365,763)

Total Stockholders’ Deficiency	(506,363)	(76,155)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$978,093	$1,402,779

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2013	2012	2013
			(Unaudited)

Revenue	$-	$-	$15,887

Cost of Revenue	-	-	12,840
Gross Profit	-	-	3,047

Expenses
General and administration	1,434,231	6,265,546	16,488,020
Selling and marketing	359,659	419,702	1,298,218
Software development costs	-	-	824,292
Foreign exchange (gain) loss	(21,821)	14,376	(32,129)
Depreciation	29,568	88,569	225,448
Interest and financing costs	18,140	64,831	227,441
Change in fair value on convertible promissory notes	(34,099)	150,767	116,668
Gain on extinguishment of convertible promissory notes	(116,668)	-	(116,668)
(Gain) loss on disposal of equipment	-	-	6,530
	1,669,010	7,003,791	19,037,820

Net Loss and comprehensive loss	$(1,669,010)	$(7,003,791)	$(19,034,773)

Loss per share - Basic and diluted net	$(0.006)	$(0.040)

Weighted average number of shares outstanding - Basic and diluted	302,240,028	176,907,227

For the years ended December 31 2013 and 2012, there were 1,580,000 warrants outstanding, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period from December 12, 2006 (inception) through December 31, 2013

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	5,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (Unaudited)	-	-	5,000,000	150	(100)	(18,500)	(18,450)

Issuance of common shares	-	-	573,834	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	5,573,834	167	172,508	(251,102)	(78,427)

Three-for-one stock split	-	-	11,147,668	-	-	-	-
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)

Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229

Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of common shares	-	-	1,580,000	16	277,364	-	277,380
Issuance of common share warrants	-	-	-	-	117,620	-	117,620
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited) (As previously stated)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027

Correction of error (Note 15)	-	-	-	-	604,774	(604,774)	-
Balance December 31, 2010 (Audited) (As restated)	-	$-	39,085,166	$392	$5,504,907	$(5,024,272)	$481,027

Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited) (As restated)	-	$-	113,072,632	$1,131	$9,467,296	$(10,361,972)	$(893,545)

Issuance of common shares	-	-	52,589,910	526	2,628,971	-	2,629,497
Shares issued to employees and others for services	-	-	117,834,494	1,178	4,745,238	-	4,746,416
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	350,000	3	35,424	-	35,427
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Commitment shares held in trust by Kodiak (Note 3)	-	-	2,000,000	20	99,980	-	100,000
Receivable on stock subscription	-	-	-	-	(100,159)	-	(100,159)
Net Loss	-	-	-	-	-	(7,003,791)	(7,003,791)
Balance December 31, 2012 (Audited)	-	$-	291,347,036	$2,913	$17,286,695	$(17,365,763)	$(76,155)

Issuance of common shares	-	-	23,519,500	236	1,175,740	-	1,175,976
Shares issued for consulting fees	-	-	200,000	2	4,998	-	5,000
Settlement of short term loans payable by common shares	-	-	1,156,524	12	46,249	-	46,261
Gain on extinguishment of loan payable to related party	-	-	-	-	11,565	-	11,565
Net Loss	-	-	-	-	-	(1,669,010)	(1,657,445)
Balance December 31, 2013 (Audited)	-	$-	316,223,060	$3,163	$18,525,247	$(19,034,773)	$(506,363)

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period December 12, 2006 (inception) to December 31, 2013 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,669,010)	$(7,003,791)	$(19,034,773)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,568	88,569	225,448
Stock-based compensation	-	4,729,531	11,229,832
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	1,121	5,390	9,847
Fair value loss on inception date of convertible promissory note	-	203,868	203,868
Change in fair value on convertible promissory notes	(34,099)	(53,101)	(87,200)
Gain on extinguishment of convertible promissory notes	(116,668)	-	(116,668)
Non-cash expenses	5,000	415,181	433,414
Changes in operating assets and liabilities:
Decrease (Increase) in other receivables	(8,300)	(49,625)	(12,276)
Decrease (Increase) in prepaid expenses	107,421	(54,049)	31,371
Increase (Decrease) in accounts payable and accrued liabilities	196,365	(232,220)	1,738,285
Increase in deferred revenue	-	24,990	24,990
NET CASH USED IN OPERATING ACTIVITIES	(1,488,602)	(1,925,257)	(5,243,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder advances (repayments)	-	-	41,957
Proceeds from issuance of common stock	1,175,976	2,235,004	4,927,720
Proceeds for shares to be issued	160,075	-	554,549
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(108,268)	(69,288)	(286,719)
(Repayment of) Proceeds from convertible promissory notes	(50,000)	50,000	-
Proceeds from loans payable	19,822	12,165	73,987
CASH PROVIDED BY FINANCING ACTIVITIES	1,197,605	2,227,881	5,285,430

NET (DECREASE) INCREASE IN CASH	(290,997)	302,624	27,448
CASH
Beginning of period	318,445	15,821	-
End of period	$27,448	$318,445	$27,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$45,150	$45,150
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$-	$265,706
Conversion of loans payable into common shares	$46,261	$-	$738,033
Settlement of accounts payable by common shares	$-	$35,427	$84,861
Commitment shares held in trust by Kodiak	$-	$100,000	$100,000

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $19,034,773 at December 31, 2013. The Company will continue to incur losses as it develops its products and marketing channels during 2013.

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

KALLO INC.
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

Earnings Per Share

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

Equipment

Equipment comprises computer equipment and is stated at cost less accumulated depreciation. The cost of computer equipment is depreciated using the straight-line method over the estimated useful life of the related assets of between 3 - 5 years.

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

Intangible Assets - Copyrights

Copyrights are stated at cost. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author’s life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, there was no impairment of copyrights as at December 31, 2013 and 2012.

Impairment of Long-lived Assets

Long-lived assets comprise of equipment and copyrights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value. Management evaluated whether there are any adverse qualitative factors in respect to copyrights and equipment indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that no impairment exists that relate to these assets through December 31, 2013.

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, Research and Development. Accordingly, all research and development costs are charged to expense as incurred as software development costs.

Foreign Currency Translation

The functional currency and reporting currency of the Company is the US dollars. Assets and liabilities denominated in other currencies are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized.  Any translation adjustments resulting are included in determining net income.

KALLO INC.
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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which a change in judgement occurs, as a result of information that arises or when a tax position is effectively settled.  Interest and penalties related to income tax matters are recognized in general and administrative expense.

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

KALLO INC.
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

The fair value of cash, other receivables and accounts payable and accrued liabilities approximate their carrying amounts due to their short term nature. Cash is classified as Level 2 and other receivables and accounts payable and accrued liabilities classified as Level 3.

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

KALLO INC.
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

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were approximately $65,484 and $251,844, during the years ended December 31, 2013 and 2012, respectively.

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

KALLO INC.
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

KALLO INC.
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

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – COMMON STOCK (continued)

Common Stock (continued)

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC (“Kodiak”) whereby the company issued 2,000,000 shares of its common stock in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a stock subscription receivable (included in equity) in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On October 24, 2012, Kallo filed a prospectus relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26th, 2012. No shares of common stock has been issued to date pursuant to the above Agreement. The fair value of the option was valued using the following assumptions and estimates in the binomial lattice valuation model:  Expected life of 6 months, volatility of 230%, dividend yield of 0% and risk-free interest rate of 0.13%.

The Investment Agreement will terminate when any of the following events occur:

·	Kodiak has purchased an aggregate of $2,000,000 of Kallo common stock or six (6) months after the effective date;
·	Kallo files or otherwise enters an order for relief in bankruptcy; or
·	Kallo common stock ceases to be registered under the Securities Exchange Act of 1934 (the “Exchange Act”).

On June 27, 2011, Kallo registered 10,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2011 Non-Qualified Stock Option Plan (the “2011 Plan”), to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2013, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan, which is included in the 117,834,494 shares issued to employees and others for services mentioned above.

On September 6, 2012, Kallo registered 50,000,000 shares of its Common Stock, par value $0.00001 per share, under a 2012 Non-Qualified Stock Option Plan (the “2012 Plan”) to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2013, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

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

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – COMMON STOCK (continued)

Common Stock (continued)

2013

During the year ended December 31, 2013, the Company issued 23,519,500 shares of its common stock in consideration of $1,175,976, 200,000 shares of its common stock valued at $5,000 to a consultant as compensation and 1,156,524 shares of its common stock as repayment for short term loans valued at $46,261.

During the year ended December 31, 2013, the Company received cash of $160,075 for shares to be issued. The related shares were not yet issued as at December 31, 2013.

Stock Split

On February 8, 2008 the Board of Directors approved a three-for-one stock split effective February 25, 2008. All references in the consolidated financial statements and related notes related to the number of shares and per share amounts of the common stock have been retroactively restated to reflect the impact of this stock split.

NOTE 4 – WARRANTS

Warrant activity for the years ended December 31, 2013 and 2012 are as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2011	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2012	1,580,000	$0.50
Granted	-
Balance, December 31, 2013	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement was effectively filed on October 24, 2013.

The value of the stock purchase warrants granted in 2010 was valued at $117,620 using the following assumptions and estimates in the Black-Scholes model: Expected life of 1.2 years, volatility of 100%, dividend yield of 0% and risk-free interest rate of 1.40%.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 5 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013, 1,156,524 shares (2012 - 107,076,003 shares) were issued to directors and officers of the Company and their family for a total amount of $46,261 (2012 - $4,313,040), of which $NIL (2012 - $150,000) was contributed as cash by them, $46,261 (2012 - $NIL) was for repayment of short term loans payable and $NIL (2012 - $4,163,040) was granted to them as stock-based compensation.

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $1,450 (2012 - $36,450) (See Note 11) and $NIL (2012 - $9,856) due to another director and officer of the Company (See Note 11) and in accounts payable and accrued liabilities – other is an amount of $68,574 (2012 - $28,118) due to directors and officers of the Company as at December 31, 2013. Other receivables include an amount of $NIL (2012 - $3,576) due from a director and officer of the Company as at December 31, 2013.

Transactions with related parties are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties.

NOTE 6 – EQUIPMENT

	December 31, 2013	December 31, 2012

Computer equipment under capital lease	$223,683	$223,683
Nexus computer equipment under capital lease	42,023	42,023

Total Equipment	265,706	265,706
Less accumulated depreciation	(217,733)	(188,165)

Equipment – net	$47,973	$77,541

Depreciation expense for the years ended December 31, 2013, 2012 and period from December 12, 2006 (date of inception) to December 31, 2013 were $29,568, $88,569 and $225,448 respectively.

During 2013, the Company increased its estimate of the useful lives of certain computer equipment to better reflect the period it plans to use those equipment before replacing them. This change had the effect of decreasing net loss for 2013 by $47,973.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 7 – OBLIGATIONS UNDER CAPITAL LEASES

	December 31, 2013	December 31, 2012
Obligation under capital lease to acquire specific equipment in monthly payments of $1,326 including interest at 10% per annum, expiring in November 2013	$-	$21,688
Obligation under capital lease to acquire specific equipment in monthly payments of $7,212 including interest at 10% per annum, expiring in October 2013	-	86,580
	-	108,268
Less: current portion	-	(108,268)
	$-	$-

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

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. As at December 31, 2013, there is a payable in the amount of $525 (2012 - $525) which is included in accounts payable and accrued liabilities. The 3,000,000 shares were considered issued as at the closing date of the acquisition and valued based on discounted market price per share at the date of acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

The total recorded acquisition price of $865,000 was allocated to the copyrights obtained in the acquisition as they were the only significant assets of Rophe, which did not have any operations. The Company has not recorded the remaining contingent payment of $700,000 due to the uncertainty of the launch of Projects 1, 2 and 3. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author’s life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on the remaining life of the copyrights and Management’s estimation of future profits, there was no impairment of copyrights as at December 31, 2013 and 2012.

NOTE 9 – LOAN PAYABLE

As at December 31, 2013, a loan payable of $61,203 to an arm’s length party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,232.50. Future scheduled repayments of principal are as follows:

Within one year	$61,203
$61,203

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 10 – CONVERTIBLE PROMISSORY NOTES

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

At the commitment date, the Company elected to initially and subsequently measure in its entirety the convertible promissory notes at fair value by comparing the effective conversion price to the fair value of the Company’s stock. The Company recognized an initial fair value loss of $203,868 related to the debts on inception dates and recognized a gain of $87,200 related to change in fair values on the debts since their inception dates to the times of repayment of the notes. The number of common shares indexed to the financial instruments used in the above calculation were 2,472,089 as at inception date.

During the year ended December 31, 2013, the Company repaid $50,000 of the above promissory notes resulting in a gain on extinguishment of convertible promissory note of $116,668.

Cash received from convertible promissory notes	$50,000
Fair value loss on inception date	203,868
Fair value of convertible promissory notes on inception date	253,868
Change in fair value (gain)	(53,101)
Fair value as at December 31, 2012	200,767
Repayment of convertible promissory note	(50,000)
Gain on extinguishment of convertible promissory note	(116,668)
Change in fair value (gain)	(34,099)
Fair value as at December 31, 2013	$-

NOTE 11 – SHORT TERM LOANS PAYABLE

On October 10, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 10, 2014. Kallo did not pay on the due date and on January 16, 2014, the holder agreed to convert the principal and interest outstanding into 680,000 common stock of the Company. The amount outstanding as at December 31, 2013 was $25,664, including interest.

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 15, 2014. Kallo did not pay on the due date and the holder agreed to extend the due date by an additional three months. The amount outstanding as at December 31, 2013 was $25,528, including interest.

On July 9, 2012, the Company issued a promissory note to a director agreeing to pay the principal amount of $30,000 plus interest at the rate of 6% per annum on July 31, 2012. Kallo did not pay on the due date and the director advanced a further $24,839 which was non-interest bearing, unsecured and has no fixed repayment date. During the fourth quarter of 2013, the director has agreed to convert the amount of $57,826, representing principal and interest, into 1,156,524 common stock of the Company, leaving $1,450 outstanding as at December 31, 2013. The fair value of the common stock issued was $46,261, resulting in a gain on extinguishment of the loans payable of $11,565, which was included in additional paid-in capital.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 11 – SHORT TERM LOANS PAYABLE (continued)

An officer and a stockholder have agreed to provide short term funding to the Company by paying some of its expenses. The advances are non-interest bearing, unsecured and have no fixed repayment dates. As at December 31, 2013, $NIL (2012 - $9,856) was owing to the officer and the stockholder. As at December 31, 2013, the balance of $25,049 (2012 - $18,977) represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

NOTE 12 – INCOME TAXES

The Company had no income taxes payable at December 31, 2013 and 2012.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	Year ended December 31,
	2013	2012
Net loss for the year	$(1,669,010)	$(7,003,791)
Effective statutory rate	34%	34%
Expected tax recovery	$(567,463)	$(2,381,289)
Net effects of non deductible items	9,648	1,608,041
Valuation allowance	557,815	773,248
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

	December 31,
	2013	2012
Net operating loss carry forward	$2,634,489	$1,875,506
Equipment	(220,747)	(153,616)
Valuation allowance	(2,413,742)	(1,721,889)
Net deferred tax assets	$-	$-

Net operating loss carry forwards totaled approximately $7,700,000 at December 31, 2013. The net operating loss carry forwards will begin to expire in the year 2028 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2013 due to uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Operating

The Company leases office facilities under non-cancelable operating leases. The Company’s obligations under non-cancelable lease commitments are as follows:

2014	$14,787
Total	$14,787

Software development

As discussed in Note 1, the Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $NIL (2012 - $24,000) was paid in 2013. The remaining balance of $63,543 is due in 2014.

Sales commission agreement

On November 20, 2012, Kallo signed a memorandum of understanding with the Ministry of Health of the Republic of Ghana for the supply and implementation of a National Mobile Care program with Mobile Clinics and Clinical Command Centers integrated with the existing healthcare system and improve the healthcare delivery services to the rural and remote population of Ghana at large for a total project cost for National implementation and Maintenance support for five years of US$158,500,000 (the “Ghana Project”). The Ministry of Health of the Republic of Ghana and Kallo Inc. have agreed that a contract for the implementation of the Mobile Care projects will be signed when a number of financing and other conditions have been satisfied.

In respect of the Ghana Project, the Company has agreed with two third parties to pay sales commissions equal to $8,717,625 and 4.5% (subject to a maximum of $7,162,375) of the contract price respectively for facilitating and securing the Contract with the Ministry of Health of the Republic of Ghana, payable within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo. In addition, an incentive payment of $3,000,000 will be payable to the first party mentioned above if the Government of Ghana approve the Project on or before December 20, 2013 in accordance to the same terms of payment described above. This did not happen and the $3,000,000 incentive payment will not be paid.

In respect of the Guinea Project mentioned in Note 15, the Company has agreed with two third parties in Guinea to pay sales commissions for facilitating and securing the Contract with the Ministry of Health of the Republic of Guinea as follows:

-
equal to $20,000,000, payable as to an advance of $300,000 immediately after the loan agreement for the Kallo MobileCare and RuralCare program is signed by the Minister of Finance of the Republic of Guinea and the remained within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo.

-
equal to $4,000,000, payable within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo. In addition, a performance incentive payment of $1,000,000 will be payable to three persons related to the third party in accordance to the same terms of payment described herein.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Contingencies

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

On December 20, 2012, Mansfield Communications Inc. (Mansfield) filed a Statement of Claim against Kallo concerning monies allegedly owed by Kallo to Mansfield for media consultancy and communication services provided by Mansfield to Kallo. Mansfield is seeking damages in the amount of Canadian $191,246.11 plus unspecified “special” damage. As a result of the claim, on January 11, 2013, Kallo has cancelled 500,000 common shares previously issued to Mansfield as partial payment for services during 2012. On January 30, 2013, Kallo filed a Statement of Defense. Management is of the opinion that Mansfield has charged Kallo for services that Mansfield did not perform, and that Mansfield has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has initially recognized an accrual for the amount of the claim. On October 31, 2013, Kallo signed a settlement agreement with Mansfield and agreed to pay Canadian $55,000 if paid in full on or before March 31, 2014 or Canadian $70,000 if paid in instalments between April and December 2014 or Canadian $150,000 if the Company defaults on any of the instalment payments as mentioned above in full settlement of the above claim.  On March 19, 2014, the Company issued a certified cheque in the amount of Canadian $55,000 to Mansfield. As a result, management has adjusted the accrual for the claim to $51,711, being the final amount paid to Mansfield.

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

NOTE 15 – SUBSEQUENT EVENTS

New contract

On January 23, 2014. Kallo Inc. announced the signing of a US$200,000,925.00 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea (the “Guinea Project”).

Under the Supply Contract, Kallo will implement customized healthcare delivery solutions for the Republic of Guinea. The components of the solutions include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

In respect of the Guinea Project mentioned above, the Company has agreed with two third parties in Guinea to pay sales commissions for facilitating and securing the Contract with the Ministry of Health of the Republic of Guinea as follows:

-
equal to $20,000,000, payable as to an advance of $300,000 immediately after the loan agreement for the Kallo MobileCare and RuralCare program is signed by the Minister of Finance of the Republic of Guinea and the remained within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo per agreement signed on December 6, 2013.

-
equal to $4,000,000, payable within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo. In addition, a performance incentive payment of $1,000,000 will be payable to three persons related to the third party in accordance to the same terms of payment described herein per agreement signed on February 18, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Our financial statements for the periods ended December 31, 2013 and December 31, 2012 contained in this report have been audited by Schwartz Levitsky Feldman LLP, 2300 Yonge Street, Suite 1500, Toronto, Ontario, Canada M4P 1E4, as set forth in their report included in this report. Their reports are given upon their authority as experts in accounting and auditing.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2013.

We have not taken any steps to remedy the foregoing material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Cecil	50	Chairman of the Board of Directors, Chief Executive
15 Allstate Parkway, Suite 600 Markham, Ontario L3R 5B4		Officer and Chief Financial Officer

Vince Leitao	51	President, Chief Operating Officer and a Director
15 Allstate Parkway, Suite 600 Markham, Ontario L3R 5B4

Lloyd A. Chiotti	65	Director
15 Allstate Parkway, Suite 600 Markham, Ontario L3R 5B4

Samuel R Baker	78	Corporate Secretary and a Director
15 Allstate Parkway, Suite 600 Markham, Ontario L3R 5B4

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

Audit Committee and Charter

Our board of directors performs the audit committee functions. None of our directors are deemed independent. Three of our directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to our 2007 Form 10-K.

Audit Committee Financial Expert

We do not have an external audit committee financial expert.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock.  Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2013, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
						Non-Equity Incentive	Nonqualified Deferred	All Other
Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)[1]	($)	(S)	($)	($)	($)
John Cecil	2013	172,567	0	0	0	0	0	0	172,567
Chairman & CEO	2012	183,248	0	1,891,773	0	0	0	0	2,075,021

Vince Leitao	2013	172,567	0	0	0	0	0	0	172,567
President	2012	183,248	0	1,707,210	0	0	0	0	1,890,458

Samuel Baker	2013	0	0	0	0	0	0	0	0
Secretary	2012	0	0	207,634	0	0	0	0	207,634

[1]
During the year ended December 31, 2012, 107,076,003 shares were issued to directors and officers and their family for a total amount of $4,313,040, of which $150,000 was contributed as cash by them and $4,163,040 was granted to them as stock-based compensation.

    The number of shares issued as compensation to each named executive officer and their family for the year ended December 31, 2012 was as follows:

    · John Cecil - 47,411,857 shares issued as compensation valued at $1,891,773
    · Vince Leitao - 42,787,212 shares issued as compensation valued at $1,707,210
    · Samuel Baker - 5,203,850 shares issued as compensation valued at $207,634

The values reported represent the issue date fair value of the shares calculated as the difference between the quoted stock price per share of between $0.04 and $0.05 per share at the time of issue and the issuance price of $0.0001 per share multiplied by the number of shares issued.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year December 31, 2013.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
					Change in
					Pension Value &
	Fees Earned or			Non-Equity Incentive	Nonqualified Deferred	All Other
	Paid in Cash	Stock Awards	Option Awards	Plan Compensation	Compensation Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)

John Cecil	0	0	0	0	0	0	0
Vince Leitao	0	0	0	0	0	0	0
Lloyd Chiotti	0	0	0	0	0	0	0
Samuel Baker	0	0	0	0	0	0	0

All compensation received by our officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our 2012 and 2012 Non-Qualified Incentive Stock Option Plans.  No options have been granted to our officers and directors thereunder.

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

Name and Address Beneficial Owner [1]	Number of Shares Owned	Percentage of Ownership

John Cecil [2]	86,612,857	27.39%
Vince Leitao [3]	59,667,845	18.87%
Lloyd Chiotti	22,071,344	6.98%
Samuel Baker [4]	13,013,850	4.12%
All Officers and Directors as a Group (4 persons)	181,365,896	57.35%

[1]
The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]	Includes 17,600,000 shares of common stock owned by family members of John Cecil.

[3]	Includes 15,000,000 shares of common stock owned by family members of Vince Leitao.

[4]	Includes 410,000 shares of common stock owned by family members of Samuel Baker.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On December 30, 2009, we sold 150,000 restricted shares of common stock at $0.10 per share to our President for proceeds of $15,000.

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

During the year ended December 31, 2013, 1,156,524 shares were issued to directors and officers of the Company and their family for a total amount of $46,261, of which $46,261 was for repayment of short term loans payable.

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

2013	$98,135	Schwartz Levitsky Feldman LLP
2012	$108,050	Schwartz Levitsky Feldman LLP

(2)           Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	Schwartz Levitsky Feldman LLP
2012	$0	Schwartz Levitsky Feldman LLP

(3)           Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	Schwartz Levitsky Feldman LLP
2012	$0	Schwartz Levitsky Feldman LLP

(4)           All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$29,947	Schwartz Levitsky Feldman LLP
2012	$0	Schwartz Levitsky Feldman LLP

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

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC. dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.33	Contract for the Supply of Kallo MobileCareTM & RuralCareTM.				X

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Collins Barrow Toronto LLP.				X

23.2	Consent of Schwartz Levitsky Feldman LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2014.

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
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL		April 15, 2014
John Cecil	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

VINCE LEITAO		April 15, 2014
Vince Leitao	President, Chief Operating Officer and a member of the Board of Directors

SAMUEL BAKER		April 15, 2014
Samuel Baker	Corporate Secretary and member of the Board of Directors

LLOYD A. CHIOTTI	Member of the Board of Directors	April 15, 2014
Lloyd A. Chiotti

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.33	Contract for the Supply of Kallo MobileCareTM & RuralCareTM.				X

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Collins Barrow Toronto LLP.				X

23.2	Consent of Schwartz Levitsky Feldman LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X