Form 10-K/A
period 2013-12-31
Kallo Inc.
filed 2014-04-17
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A-1

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

REASON FOR AMENDMENT

This amended Form 10-K is being filed to remove the audit report of Schwartz Levitsky Feldman LP.  Said audit report is contained in our Form 10-K filed with the SEC on April 15, 2014.  As a result of removing said audit report, all financial information is deemed “unaudited” and any reference to “audit” or “audited”.  While the audit report has been removed, we believe that the financial information disclosed in this amendment is accurate.  We are unable to obtain audited financial statements at this time. Accordingly, the foregoing financial statements are subject to change.

We will amend this report upon receipt of audited financial statements.

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

The Information contained in this section reflects figures that are unaudited and may change subject to being audited.

We will amend this report upon receipt of audited financial statements.

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

KALLO INC.
(A DEVELOPMENT STAGE COMPANY)

KALLO INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	December 31,
ASSETS	2013 (Unaudited)	2012
Current Assets:
Cash	$27,448	$318,445
Other receivables	12,276	3,976
Prepaid expenses	25,396	137,817
Total Current Assets	65,120	460,238

Copyrights (Note 8)	865,000	865,000
Equipment, net (Note 6)	47,973	77,541
TOTAL ASSETS	$978,093	$1,402,779

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities (Note 8)	$1,141,947	$910,582
Accrued officers’ salaries	20,000	55,000
Current portion of obligations under capital leases (Note 7)	-	108,268
Loans payable (Note 9)	61,203	109,044
Convertible promissory notes (Note 10)	-	200,767
Short term loans payable (Note 11)	76,241	65,283
Deposit for shares to be issued (Note 3)	160,075	-
Deferred revenue	24,990	24,990
Total Current Liabilities	1,484,456	1,478,934

TOTAL LIABILITIES	1,484,456	1,478,934

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

The accompanying notes are an integral part of these unaudited consolidated financial statements

KALLO INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2013	2012	2013
	(Unaudited)		(Unaudited)

Revenue	$-	$-	$15,887

Cost of Revenue	-	-	12,840
Gross Profit	-	-	3,047

Expenses
General and administration	1,434,231	6,265,546	16,488,020
Selling and marketing	359,659	419,702	1,298,218
Software development costs	-	-	824,292
Foreign exchange (gain) loss	(21,821)	14,376	(32,129)
Depreciation	29,568	88,569	225,448
Interest and financing costs	18,140	64,831	227,441
Change in fair value on convertible promissory notes	(34,099)	150,767	116,668
Gain on extinguishment of convertible promissory notes	(116,668)	-	(116,668)
(Gain) loss on disposal of equipment	-	-	6,530
	1,669,010	7,003,791	19,037,820

Net Loss and comprehensive loss	$(1,669,010)	$(7,003,791)	$(19,034,773)

Loss per share - Basic and diluted net	$(0.006)	$(0.040)

Weighted average number of shares outstanding - Basic and diluted	302,240,028	176,907,227

For the years ended December 31 2013 and 2012, there were 1,580,000 warrants outstanding, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these unaudited consolidated financial statements

KALLO INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the period from December 12, 2006 (inception) through December 31, 2013
(Unaudited)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	5,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (Unaudited)	-	-	5,000,000	150	(100)	(18,500)	(18,450)

Issuance of common shares	-	-	573,834	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Audited)	-	-	5,573,834	167	172,508	(251,102)	(78,427)

Three-for-one stock split	-	-	11,147,668	-	-	-	-
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Audited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)

Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Audited)	-	-	22,871,502	229	960,246	(757,246)	203,229

Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of common shares	-	-	1,580,000	16	277,364	-	277,380
Issuance of common share warrants	-	-	-	-	117,620	-	117,620
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Audited) (As previously stated)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027

Correction of error (Note 15)	-	-	-	-	604,774	(604,774)	-
Balance December 31, 2010 (Audited) (As restated)	-	$-	39,085,166	$392	$5,504,907	$(5,024,272)	$481,027

Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited) (As restated)	-	$-	113,072,632	$1,131	$9,467,296	$(10,361,972)	$(893,545)

Issuance of common shares	-	-	52,589,910	526	2,628,971	-	2,629,497
Shares issued to employees and others for services	-	-	117,834,494	1,178	4,745,238	-	4,746,416
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	350,000	3	35,424	-	35,427
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Commitment shares held in trust by Kodiak (Note 3)	-	-	2,000,000	20	99,980	-	100,000
Receivable on stock subscription	-	-	-	-	(100,159)	-	(100,159)
Net Loss	-	-	-	-	-	(7,003,791)	(7,003,791)
Balance December 31, 2012 (Audited)	-	$-	291,347,036	$2,913	$17,286,695	$(17,365,763)	$(76,155)

Issuance of common shares	-	-	23,519,500	236	1,175,740	-	1,175,976
Shares issued for consulting fees	-	-	200,000	2	4,998	-	5,000
Settlement of short term loans payable by common shares	-	-	1,156,524	12	46,249	-	46,261
Gain on extinguishment of loan payable to related party	-	-	-	-	11,565	-	11,565
Net Loss	-	-	-	-	-	(1,669,010)	(1,657,445)
Balance December 31, 2013 (Unaudited)	-	$-	316,223,060	$3,163	$18,525,247	$(19,034,773)	$(506,363)

The accompanying notes are an integral part of these unaudited consolidated financial statements

KALLO INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Year Ended December 31, 2013 (Unaudited)	For the Year Ended December 31, 2012	For the Period December 12, 2006 (inception) to December 31, 2013 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,669,010)	$(7,003,791)	$(19,034,773)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,568	88,569	225,448
Stock-based compensation	-	4,729,531	11,229,832
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	1,121	5,390	9,847
Fair value loss on inception date of convertible promissory note	-	203,868	203,868
Change in fair value on convertible promissory notes	(34,099)	(53,101)	(87,200)
Gain on extinguishment of convertible promissory notes	(116,668)	-	(116,668)
Non-cash expenses	5,000	415,181	433,414
Changes in operating assets and liabilities:
Decrease (Increase) in other receivables	(8,300)	(49,625)	(12,276)
Decrease (Increase) in prepaid expenses	107,421	(54,049)	31,371
Increase (Decrease) in accounts payable and accrued liabilities	196,365	(232,220)	1,738,285
Increase in deferred revenue	-	24,990	24,990
NET CASH USED IN OPERATING ACTIVITIES	(1,488,602)	(1,925,257)	(5,243,864)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder advances (repayments)	-	-	41,957
Proceeds from issuance of common stock	1,175,976	2,235,004	4,927,720
Proceeds for shares to be issued	160,075	-	554,549
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(108,268)	(69,288)	(286,719)
(Repayment of) Proceeds from convertible promissory notes	(50,000)	50,000	-
Proceeds from loans payable	19,822	12,165	73,987
CASH PROVIDED BY FINANCING ACTIVITIES	1,197,605	2,227,881	5,285,430

NET (DECREASE) INCREASE IN CASH	(290,997)	302,624	27,448
CASH
Beginning of period	318,445	15,821	-
End of period	$27,448	$318,445	$27,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$45,150	$45,150
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$-	$265,706
Conversion of loans payable into common shares	$46,261	$-	$738,033
Settlement of accounts payable by common shares	$-	$35,427	$84,861
Commitment shares held in trust by Kodiak	$-	$100,000	$100,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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
(Unaudited)

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

Our financial statements contained in this report have not been audited.

Our financial statements for the period ended December 31, 2012 contained in this report have been audited by Schwartz Levitsky Feldman LLP, 2300 Yonge Street, Suite 1500, Toronto, Ontario, Canada M4P 1E4, as set forth in their report included in this report. Their reports are given upon their authority as experts in accounting and auditing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2014.

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
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL		April 16, 2014
John Cecil	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

VINCE LEITAO		April 16, 2014
Vince Leitao	President, Chief Operating Officer and a member of the Board of Directors

SAMUEL BAKER		April 16, 2014
Samuel Baker	Corporate Secretary and member of the Board of Directors

LLOYD A. CHIOTTI	Member of the Board of Directors	April 16, 2014
Lloyd A. Chiotti

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.33	Contract for the Supply of Kallo MobileCareTM & RuralCareTM.				X

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Collins Barrow Toronto LLP.				X

23.2	Consent of Schwartz Levitsky Feldman LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X