Form 10-K/A
period 2013-12-31
Kallo Inc.
filed 2014-07-21
CIK 1389034

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
(Issuer's telephone number including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]     No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2013: $6,152,941

The registrant had 342,383,783 shares of common stock outstanding as of July 4, 2014.

REASON FOR AMENDMENT

This amended Form 10-K is being filed to update the annual financial statements and include the audit reports of Schwartz Levitsky Feldman LP and MaloneBailey, LLP.

PART I

ITEM 1.                   BUSINESS.

We were incorporated in the state of Nevada on December 12, 2006 as Printing Components Inc. and then changed our name to Diamond Technologies Inc. and then to our current name of Kallo Inc. On December 11, 2009, we merged with Kallo Technologies Inc. (formerly known as Rophe Medical Technologies Inc.), an Ontario corporation and its shareholders (collectively "Rophe") wherein we acquired all of the issued and outstanding shares of common stock of Rophe in exchange for 3,000,000 common shares and $1,200,000.

Upon acquiring Rophe, the focus of our business changed to developing medical information technology software.

Business Overview

    We have two sets of products / Technologies.

1.	A product group for Point-of-Care consisting of Electronic Medical Record System, Picture Archiving and Communication System and Medical Device Connectivity system.

Kallo Inc., does not own the products referred in this section with exception to certain components developed by Kallo Inc.,

A.	Electronic Medical Record System (EMR) – Kallo has exclusive value added reseller rights for Mountain Medical Technologies EMR in Kallo's Brand name "EMCURX".
B.	Picture Archiving and Communication System (PACS) – Kallo is the Value added reseller for Candelis in Canada and other healthcare projects globally for an integrated solution offering.
C.
Medical Device Connectivity System (MDC) – Kallo is in the process of negotiating an agreement with Capsule Technologies to be Value added reseller in Canada and other healthcare projects globally for an integrated solution offering.

2.	Kallo's Copyrighted Technologies:

The following technologies are protected under Canadian and International copyrights and are authored by John Cecil and owned by Kallo Inc. Kallo Inc. has ownership rights of the products referred in this section, of which B, C, and D are under development

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

Our Products in Development

Kallo's product portfolio includes three earlier stage products listed below, all of which highlight the broad applicability of our proprietary technologies to a diverse range of potential future products. We plan to evaluate partnership opportunities for further development and commercialization of these products.

1.
The company has proprietary Copyrighted Technology "EMR Integration Engine" that demonstrate the future direction for integrated solutions as well as current efforts that illustrate interoperability within the continuum of care. EMR Integration Engine is software, which connects all the other applications in or outside a hospital/clinic with the EMR system. This enables the doctor/nurse to seamlessly access information in other healthcare applications without moving from one computer to the next.

2.
C&ID-IMS is an Internet-based solution for monitoring and managing Communicable and Infectious Disease information. Our target markets are Health Organizations and Ministries of Health, hospitals and Center for Disease Control (CDC) & the World Health Organization (WHO) members around the globe.

3.
CCG is our clinical-care globalization technology. This product is an effective way to capitalize on the growing "medical tourism phenomenon " - patients going to low-cost countries for elective medical procedures –, a fast-growing worldwide, multibillion-dollar industry actively promoted by many countries. CCG can be used by both the destination and home country of a patient to maintain complete and accurate records of the treatment history, avoiding errors due to incomplete patient data and lessening the burden and expense of corrective action on the home country when medical tourists return home.

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

Our target market for Mobile Clinics and MC-Telehealth systems is global and we have established several sales and marketing partnerships under "Business Associate" Agreements either representing Kallo independently or as an organization. We are currently negotiating Mobile Clinic business in over 20 countries.

Intellectual Property and Research and Development

We continue our efforts in research and development through collaborations with Medical faculties in Canada and USA on an ongoing basis where Kallo stands to benefit from the Technology ownership of the treatment or diagnostic systems developed for commercial use.

During 2013, we did incur expenses (both management and technical) relating to research and development with considerable efforts in continuing our research and development work on the Mobile Clinic and Telehealth system, which would be rolled out in the near term in different geographies based on the needs and funding availability.

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

Managements View of the market trend impact:

Kallo believes that the market trend in Canada, USA and globally is continuing to reflect increased adoption of point of care technologies such as EMR and PACS.  This is very evident from the market information given below in the section "Market trend and positive impact on our product".

The current trend in the market is highly favorable to our products and the timing of launch meets with the need and demand for the product in the market.

Market trend and positive impact on our product

Kallo believes that our EMR will offer customers a far richer integrated medical and clinical content delivered to the doctor at point of care, than any other system in terms of high-priority functionality. EMR is consistently rated among the leaders in all systems of its kind, offering us a significant quality advantage when competing for contracts. In addition, EMR's Clinical Information System is flexible enough that it can be installed in smaller hospitals that are far less attractive to our major competitors, and tailored to the specific needs and policies of that institution. The EMR also provides a multi-lingual platform, which may give us a competitive advantage in the international markets.

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

In the Canadian context, our products would require a preferred vendor status registration based on different provincial regulations which is generally seen as just a routine product and technology registration/endorsement.

Agreement with Kodiak Capital Group, LLC

On September 26, 2012, we entered into an investment agreement with Kodiak Capital Group, LLC whereby we would issue 2,000,000 shares in exchange for a put option to sell up to $2,000,000 worth of shares at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. On October 24, 2012, we filed a Form S-1 registration statement relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26, 2012. Such registration statement was declared effective on October 9, 2013 and the agreement expired six months later. We are currently in discussions with Kodiak Capital Group, LLC to extend the investment agreement. Subsequent to December 31, 2013, we put $250,000 and 3,472,223 shares have been issued pursuant to the above Agreement prior to its original termination date.

Employees

As of March 25, 2014, we have five full time employees and two part-time employees.

Warranties

We do not issue warranties in connection with our services. All of our third-party products are offered with a warranty provided by the supplier of that product.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation. If that occurs a judgment could be rendered against us, which could cause us to cease operations.

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

ITEM 3.                   LEGAL PROCEEDINGS.

On July 29, 2011, Watt International Inc. ("Watt") commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of Canadian $161,673.67 plus unspecified "special" damage. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform, and that Watt has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has recognized an accrual for the amount of the claim. An estimate could not be made of the unspecified "special" damage and hence no accrual was made thereof.

ITEM 4.                   MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol "KALO". A summary of trading by quarter for 2013 and 2012 is as follows:

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

Section 15(g) of the Securities Exchange Act of 1934

Our company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

Our auditors have included a going concern emphasis of matter paragraph as part of the audit of our year-end consolidated financial statements.  We have not generated revenues since the inception of Kallo's operations. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties.  We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.  There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that the Company will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last 4 fiscal years, starting January 2010, Kallo management and board of directors have raised funds through a personal and professional network of angel investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  One of these options is an equity line of credit from Kodiak Capital Group LLC.  Management's opinion is that this line of credit from Kodiak Capital Group LLC will enable continued operations for the next 12 months.  There is no assurance that Kodiak Capital Group LLC will supply us with any money.  In the event we do not receive any funds from Kodiak, we will continue to borrow money from or sell restricted shares of our common stock to our officers and directors in order to maintain operations.  Our officers and directors are under no legal duty to provide us with additional financing nor have our officers and directors committed to provide us with additional financing.

Analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less.  We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company ("Kodiak") whereby we have the right to "put" to Kodiak up to $2,000,000 in our shares of common stock.  In connection therewith, we have filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 shares of our common stock.  This arrangement expired in April 2014, but we are in discussions with Kodiak to extend the agreement. If the agreement is extended, based upon the current price of our common stock, we believe that if Kodiak purchases all 50,000,000 shares of common stock, we will only receive $720,000.  The reasonable funding requirement of US$2,000,000 is estimated to fund our operations and capital requirements over the next 12 months.  Management believes that the Company can be generating revenue in the next 6-12 months, and therefore will not require additional funding.

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

  A formal contract for the implementation of the Mobile Care projects will be signed upon the satisfaction of several conditions including approval of the related credit facilities, finalization and approval of the detailed technical specifications, successful completion of a "Value for Money" audit and other approvals required by different governmental bodies in Ghana.

  To date, the Ministry of Health of the Republic of Ghana had approved the detailed technical specifications proposed by Kallo and the "Value for Money" audit has been completed. A financial institution has submitted a formal term sheet for the required credit facilities to the Ministry of Finance of Ghana. We expect the final approval by the Ministry of Finance and the Parliament of the Republic Ghana to come shortly.

  On January 23, 2014, we announced the signing of a US$200,000,925 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.

  Under the Supply Contract, Kallo will implement customized healthcare delivery solutions for the Republic of Guinea. The components of the solutions include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

  The Government of Guinea has been looking into securing funding for the Kallo MobileCare Project for US$200,000,925 and a financial institution has come to the stage of agreeing on the terms requested by the Government of Guinea based on their acceptable economic framework for such projects. We expect the final documentation between the financial institution and the Government of Guinea to be completed shortly, which would trigger the release of Kallo's down payment for the project initiation and production.

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

Kallo Mobile Care implementation plan for Guinea and Ghana is based on the timelines of the Mobiles Clinic's delivery and training provided by Kallo.

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

  The total value of this approved project is US$174,350,000/- as confirmed by the Minister of Health in the approval letter.

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

Costs Associated with the Plan of Operations

Currently under the Plan of Operations, we have expenses towards 6 full time resources, including engineers, applications specialist, and project and operations managers.  We have completed the product development phase for the Electronic Medical Records system, Mobile Clinics, and Clinical Command Centers.  Our efforts are focused in commercializing these technologies and generating revenue. The current capital requirement caters only to the resources, infrastructure, and business development expenses for these technologies. Management analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less for the next 12-18 months of operations.  Kallo management anticipates that this infusion of capital will generate revenue from sales of the above-mentioned technologies.  This will in turn sustain the company and enable further development of other Kallo owned copyrighted technologies.

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

Within Canada, we will focus on having a direct sales force to market and sell EMR to walk-in clinics/doctor's offices, Independent Diagnostic Centers /Independent Health Facilities and hospitals. The revenue generation from EMR consists of product sales, implementation, integration, training, on-going maintenance, and professional services.

Outside Canada, we may establish commercial partnerships for all of our product candidates in order to accelerate development and marketing in those countries and further broaden our products' commercial potential.

KALLO MOBILE CARE

We have successfully launched one of our copyrighted technologies "MOBILE CARE" - Mobile Clinics in November 2011, and have since then received several enquiries for this product from countries in Africa, Vietnam, North West Territories and Northern Ontario in Canada, USA and the Middle East.  We have not been contacted Sudan, Syria, or Iran.  If we were contacted by Sudan, Syria, or Iran, we would not do business with them or with any entity located within their geographical boundaries since they are designated by the U.S. Department of State as sponsors of terrorism and are subject to U.S. economic sanctions and export controls. Based on the levels of interest from the local Ministries of Health, we have selected companies with business and technical strengths as our local representatives for sales and support in the region. Mobile Care is a state of the art clinical setup in a vehicle equipped with the latest technology in healthcare. More than just a facility, Mobile Care can instantly connect the onboard physician with specialists for on-demand consultation via satellite through its Telehealth system. This is truly a holistic approach to delivering healthcare to the remotely located. For many rural communities, the nearest hospital, doctor or nurse may be hundreds of kilometers away. In many cases, this gap can be bridged using Telehealth technology that allows patients, nurses and doctors to talk as if they were in the same room.  Mobile Care is not the same thing as EMR referred to herein.

We expect to see sales revenues from Kallo's Mobile Care business unit in the next twelve (12) months. Kallo's Mobile Clinic is equipped with necessary medical equipment as per regional healthcare requirements. We also install our copyrighted software and third party software as required. Revenue is generated by charging for medical equipment, software licenses, installation implementation and training. This generates an ongoing revenue stream for service, maintenance, spare-parts, and consumables.

Our Development and Commercialization Strategy for new products

We intend to initiate sales of our products in our target commercial areas. Our target commercial areas are hospitals, clinics and doctors' offices.  We expect to focus on marketing our current offering as well as completing product development for our product candidates in order to increase our possibilities for current and future revenue generation.

Our forward-looking plan envisions applying our copyrighted design and technology to develop three additional products, to bring to market integrated computer systems that address today's critical health management needs in epidemic control, medical information flow across borders and provision of heath care in rural and remote areas.

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

We are considered to be in the development stage, as defined under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205. We have been in the development stage since our inception. We have had no substantial recurring source of revenue; we have incurred operating losses since inception and at December 31, 2013 had a working capital deficiency of $1,209,461.

The development and marketing of new medical software technology is capital intensive. We have funded operations to date either through the sale of our common stock or through advances made by our key shareholders.

We have utilized funds obtained to date for organizational purposes and to commence certain financial transactions. We require additional funding to complete these transactions (including the acquisition of a service-based, valued-business enterprise and related expenses), expand our marketing and sales efforts and increase the Company's revenue base.

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

Expenses

During the year ended December 31, 2013 we incurred total expenses of $1,603,283, including $605,618 in salaries and compensation, $29,568 in depreciation, $435,777 in professional fees, $359,659 in selling and marketing expenses and $172,661 as other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees.

During the year ended December 31, 2012 we incurred total expenses of $7,003,791.

The decrease in our expenses for the year ended December 31, 2013 was primarily due to a decrease in salaries and compensation of $4,786,581, as no stock-based compensation was issued to management, a decrease in professional fees of $61,250 and a decrease in selling and marketing expenses of $60,043.

Net Loss

During the year ended December 31, 2013 we did not generate any revenues and we incurred a net loss of $1,603,283 compared to a net loss of $7,003,791 in 2012.

From our inception on December 12, 2006 to December 31, 2013 we incurred a net loss of $18,969,046, $16,428,660 of which was general and administration, $824,292 of which was software development costs, $1,298,218 of which was selling and marketing and $417,876 of which was other expenses.

Results of Operations

From Inception in 2009 to December 31, 2013

During 2009, we did not sell any products or services.

During 2010, we relocated the Company's executive office to Markham, Ontario, changed the Company's name to Kallo Inc., cancelled various employment contracts with previous officers and obtained forgiveness of debt from several directors and officers for compensation and debt owing to them.

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

Between July 1, 2010 and October 25, 2010, the Company sold 1,580,000 units composed of one share and one share warrant at $0.25 per unit for gross proceeds of $395,000. Each common share warrant is exercisable for a period of one year from the effective date of the registration statement on October 9, 2013 at the option of the holder, into one share of common stock at an exercise price of $0.50 per share.

On August 18, 2010, we issued 13,500,000 shares valued at $3,375,000 for cash proceeds of $1,350 from the directors and officers of the Company and stock based compensation of $3,373,650.

In 2011, we sold 13,604,132 shares of common stock for a total of $718,694 and issued 883,334 shares of common stock to creditors in satisfaction of $49,434 in outstanding payables. We also issued 58,500,000 common stock of the Company valued at $3,125,000 for cash proceeds of $5,850 from the directors and officers of the Company and stock based compensation of $3,119,150.

On October 24, 2011, we issued 1,000,000 shares valued at $70,000 to a consultant for the provision of services relating to the marketing of the Company's business and products to the public.

During 2012, the Company issued 5,000,000 shares valued at $350,000 to consultants for the provision of various services to the Company.

During 2012, the Company sold 52,589,910 shares for $2,629,497, of which $394,474 was received as at December 31, 2011.

On June 1, 2012, the Company issued 500,000 shares to a past officer as compensation of $60,000 for past services rendered.

On July 20, 2012, the Company issued 350,000 shares to a creditor in consideration of satisfaction for services valued at the fair value of $35,427.

During 2012, the Company sold 117,833,494 shares at $0.0001 to various officers, employees and parties related to them in consideration of satisfaction of $11,564 in outstanding payables and as compensation for future services in the amount of $4,734,814.

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the company would issue 2,000,000 shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception.  Subsequent to December 31, 2013, we put $250,000 and 3,472,223 shares have been issued pursuant to the above Agreement.

  During 2013, the Company issued 26,402,036 shares in consideration of $1,320,124, 200,000 shares valued at $5,000 to a consultant as compensation and 1,156,524 shares as repayment for short term loans; the value of the stock issued for repayment of the debt was $46,261.

Liquidity and capital resources

As at December 31, 2013, we had current assets of $65,120, current liabilities of $1,274,581, and a working capital deficiency of $1,209,461. As of December 31, 2013, our total assets were $978,093 in cash, other receivables, prepaid expenses, copyrights and our total liabilities were $1,274,581 comprised of $1,082,587 in accounts payable and accrued liabilities, $20,000 in accrued officer salaries, loans payable of $137,444, deferred revenue of $24,990 and deposit for shares to be issued of $9,560.

Cash used in operating activities amounted to $1,590,958 during fiscal 2013, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the year.

Cash provided by financing activities during the year amounted to $1,299,961 and represented mainly proceeds from sales of common stock of $1,290,124, proceeds from shares to be issued of $9,560, proceeds from loans payable of $68,118, net of repayment of convertible promissory notes of $20,000.

Summary of critical accounting policies

Basis of Presentation

  The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America ("US GAAP") as applicable to a development stage enterprise under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 915-205.

Intangible Assets - Copyrights

  Copyrights are stated at cost. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author's life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, there was no impairment of copyrights as at December 31, 2013 and 2012.

Impairment of Long-lived Assets

  Long-lived assets comprise of equipment and copyrights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value. Management evaluated whether there are any adverse qualitative factors in respect to copyrights and equipment indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that no impairment exists that relate to these assets through December 31, 2013.

Stock-Based Compensation

  The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense for services rendered and over the employee's requisite service period (generally the vesting period of the equity grant).

Stock Issued in Exchange for Services

  The valuation of the Company's common stock issued to non-employees in exchange for services is valued at an estimated fair market value as determined by Management of the Company based upon trading prices of the Company's common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the employee's requisite service period (generally the vesting period of the equity grant).

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX

PAGE

Report of Independent Registered Public Accounting Firm for December 31, 2013	19

Report of Independent Registered Public Accounting Firm for December 31, 2012	20

Consolidated Balance Sheets	21

Consolidated Statements of Operations and Comprehensive Loss	22

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)	23 – 24

Consolidated Statements of Cash Flows	25

Notes to Consolidated Financial Statements	26 - 43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Kallo Inc.
(A Development Stage Company)
Markham, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Kallo Inc. and its subsidiary (collectively the "Company") as of December 31, 2013 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kallo Inc. and its subsidiary as of December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception and had an accumulated deficit of $18,969,046 at December 31, 2013 that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
Houston, Texas
July 21, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Kallo Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Kallo Inc. (the "Company") as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

KALLO INC.
(A Development Stage Company)
Consolidated Balance Sheets
As at December 31, 2013 and 2012
(Amounts expressed in US dollars)

ASSETS	2013	2012
Current Assets:
Cash	$27,448	$318,445
Other receivables	12,276	3,976
Prepaid expenses	25,396	137,817
Total Current Assets	65,120	460,238

Copyrights	865,000	865,000
Equipment, net	47,973	77,541
TOTAL ASSETS	$978,093	$1,402,779

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$1,082,587	$915,582
Accrued officers' salaries	20,000	55,000
Current portion of obligations under capital leases	-	108,268
Loans payable	61,203	109,044
Convertible promissory notes	-	200,767
Short term loans payable	74,791	18,977
Short term loans payable – related parties	1,450	46,306
Deposit for shares to be issued	9,560	-
Deferred revenue	24,990	24,990
Total Current Liabilities	1,274,581	1,478,934

TOTAL LIABILITIES	1,274,581	1,478,934

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 shares authorized, 319,106,020 and 291,347,036 shares issued and outstanding, respectively.	3,191	2,913
Additional paid-in capital	18,669,367	17,286,695
Deficit accumulated during the development stage	(18,969,046)	(17,365,763)

Total Stockholders' Deficiency	(296,488)	(76,155)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$978,093	$1,402,779

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Amounts expressed in US dollars)

			For the Period
	For the Year	For the Year	December 12,
	Ended	Ended	2006 (inception)
	December 31,	to December 31,	to December 31,
	2013	2012	2013 (Unaudited)

Revenue	$-	$-	$15,887

Cost of Sales	-	-	12,840
Gross Profit	-	-	3,047

Expenses
General and administration	1,374,871	6,265,546	16,428,660
Selling and marketing	359,659	419,702	1,298,218
Software development costs	-	-	824,292
Foreign exchange (gain) loss	(28,188)	14,376	(38,496)
Depreciation	29,568	88,569	225,448
Interest and financing costs	18,140	64,831	227,441
Change in fair value on convertible promissory notes	(34,099)	150,767	116,668
Gain on extinguishment of convertible promissory notes	(116,668)	-	(116,668)
Loss on disposal of equipment	-	-	6,530
	1,603,283	7,003,791	18,972,093

Net Loss and comprehensive loss	$(1,603,283)	$(7,003,791)	$(18,969,046)

Loss per share - Basic and diluted net	$(0.01)	$(0.04)

Weighted average number of shares outstanding - Basic and diluted	302,240,028	176,907,227

For the years ended December 31 2013 and 2012, there were 1,580,000 warrants outstanding, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(A Development Stage Company)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the period from December 12, 2006 (inception) to December 31, 2013
(Amounts expressed in US dollars)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance December 12, 2006 (Inception)	-	$-	-	$-	$-	$-	$-
Issuance of common shares	-	-	15,000,000	150	(100)	-	50
Net loss	-	-	-	-	-	(18,500)	(18,500)
Balance December 31, 2006 (Unaudited)	-	-	15,000,000	150	(100)	(18,500)	(18,450)
Issuance of common shares	-	-	1,721,502	17	172,608	-	172,625
Net loss	-	-	-	-	-	(232,602)	(232,602)
Balance December 31, 2007 (Unaudited)	-	-	16,721,502	167	172,508	(251,102)	(78,427)
Net loss	-	-	-	-	-	(65,770)	(65,770)
Balance December 31, 2008 (Unaudited)	-	-	16,721,502	167	172,508	(316,872)	(144,197)
Shares issued for Rophe Acquisition	-	-	6,000,000	60	765,240	-	765,300
Issuance of common shares	-	-	150,000	2	14,998	-	15,000
Stock based compensation	-	-	-	-	7,500	-	7,500
Net Loss	-	-	-	-	-	(440,374)	(440,374)
Balance December 31, 2009 (Unaudited)	-	-	22,871,502	229	960,246	(757,246)	203,229
Issuance of common shares	-	-	1,133,664	12	170,038	-	170,050
Issuance of common shares	-	-	1,580,000	16	277,364	-	277,380
Issuance of common share warrants	-	-	-	-	117,620	-	117,620
Shares issued to officers and directors	-	-	13,500,000	135	3,374,865	-	3,375,000
Net Loss	-	-	-	-	-	(3,662,252)	(3,662,252)
Balance December 31, 2010 (Unaudited) (As previously stated)	-	$-	39,085,166	$392	$4,900,133	$(4,419,498)	$481,027
Correction of error (Note 15)	-	-	-	-	604,774	(604,774)	-
Balance December 31, 2010 (Unaudited)	-	$-	39,085,166	$392	$5,504,907	$(5,024,272)	$481,027
Issuance of common shares	-	-	13,604,132	136	718,558	-	718,694
Shares issued to officers, directors, employees and others	-	-	58,500,000	585	3,124,415	-	3,125,000
Shares issued for repayment of consulting fees	-	-	1,000,000	10	69,990	-	70,000
Settlement of accounts payable by common shares	-	-	883,334	8	49,426	-	49,434
Net Loss	-	-	-	-	-	(5,337,700)	(5,337,700)
Balance December 31, 2011 (Audited)	-	$-	113,072,632	$1,131	$9,467,296	$(10,361,972)	$(893,545)
Issuance of common shares	-	-	52,589,910	526	2,628,971	-	2,629,497
Shares issued to employees and others for services	-	-	117,834,494	1,178	4,745,238	-	4,746,416
Shares issued for repayment of consulting fees	-	-	5,000,000	50	349,950	-	350,000
Settlement of accounts payable by common shares	-	-	350,000	3	35,424	-	35,427
Settlement of compensation to past officer	-	-	500,000	5	59,995	-	60,000
Commitment shares held in trust by Kodiak (Note 3)	-	-	2,000,000	20	99,980	-	100,000
Receivable on stock subscription	-	-	-	-	(100,159)	-	(100,159)
Net Loss	-	-	-	-	-	(7,003,791)	(7,003,791)
Balance December 31, 2012 (Audited)	-	$-	291,347,036	$2,913	$17,286,695	$(17,365,763)	$(76,155)
Issuance of common shares	-	-	26,402,460	264	1,319,860	-	1,320,124
Shares issued for consulting fees	-	-	200,000	2	4,998	-	5,000
Settlement of short term loans payable by common shares	-	-	1,156,524	12	46,249	-	46,261
Gain on extinguishment of loan payable to related party	-	-	-	-	11,565	-	11,565
Net Loss	-	-	-	-	-	(1,603,283)	(1,603,283)
Balance December 31, 2013 (Audited)	-	$-	319,106,020	$3,191	$18,669,367	$(18,969,046)	$(296,488)

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Period December 12, 2006 (inception) to December 31, 2013 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,603,283)	$(7,003,791)	$(18,969,046)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	29,568	88,569	225,448
Stock-based compensation	5,000	4,729,531	11,234,832
Write-off of deferred financing costs	-	-	66,064
Extinguishment loss on revision of terms of loan conversion into shares	-	-	37,404
Loss on disposal of equipment	-	-	6,530
Non-cash interest accrued	1,121	5,390	9,847
Fair value loss on inception date of convertible promissory note	-	203,868	203,868
Change in fair value on convertible promissory notes	(34,099)	(53,101)	(87,200)
Gain on extinguishment of convertible promissory notes	(116,668)	-	(116,668)
Non-cash expenses	-	415,181	428,414
Changes in operating assets and liabilities:
Decrease (Increase) in other receivables	(8,300)	(49,625)	(12,275)
Decrease (Increase) in prepaid expenses	112,421	(54,049)	36,371
Increase (Decrease) in accounts payable and accrued liabilities	23,282	(232,220)	1,565,201
Increase in deferred revenue	-	24,990	24,990
NET CASH USED IN OPERATING ACTIVITIES	(1,590,958)	(1,925,257)	(5,346,220)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Rophe acquisition	-	-	300
Purchase of equipment	-	-	(14,418)
CASH USED IN BY INVESTING ACTIVITIES	-	-	(14,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder advances	19,840	-	61,797
Proceeds from issuance of common stock	1,290,124	2,235,004	5,436,342
Proceeds for shares to be issued	9,560	-	9,560
Deferred financing costs	-	-	(26,064)
Repayment of obligations under capital leases	(47,841)	(69,288)	(226,292)
(Repayment of) Proceeds from convertible promissory notes	(20,000)	50,000	30,000
Proceeds from loans payable	48,278	12,165	102,443
CASH PROVIDED BY FINANCING ACTIVITIES	1,299,961	2,227,881	5,387,786

NET (DECREASE) INCREASE IN CASH	(290,997)	302,624	27,448
CASH
Beginning of period	318,445	15,821	-
End of period	$27,448	$318,445	$27,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$18,090	$45,150
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable as partial consideration for Rophe acquisition	$-	$-	$100,000
Common stock issued as partial consideration for Rophe acquisition	$-	$-	$765,300
Acquisition of equipment under capital lease obligations	$-	$-	$265,706
Conversion of loans payable into common shares	$57,826	$-	$738,033
Common stock issued to third party for payment of debt	$30,000	$-	$30,000
Maturity of capital lease obligations, included in accounts payable	$108,268	$-	$108,268
Settlement of accounts payable by common shares	$-	$35,427	$84,861
Commitment shares held in trust by Kodiak	$-	$100,000	$100,000
The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 1 - ORGANIZATION AND GOING CONCERN

Organization

On January 14, 2011, Kallo Inc. (the "Company" or "Kallo") was incorporated in Nevada and merged into Diamond Technologies Inc., at which point the Company changed its name to Kallo Inc.

Kallo Inc. develops software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $18,969,046 at December 31, 2013. The Company is expected to incur additional losses as it develops its products and marketing channels.

The Company has met its historical working capital requirements from the sale of common shares and related party loans. In order to not burden the Company, the officer/stockholder has agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America as applicable to a development stage enterprise under Financial Accounting Standards Board Accounting Standards Codification 915-205.

Basis of Consolidation

The consolidated financial statements include the accounts of Kallo and its wholly-owned subsidiary, Rophe Medical Technologies Inc. Significant inter-company transactions and balances have been eliminated on consolidation.

Cash

Cash includes cash on hand and highly liquid investments with a maturity of three months or less at acquisition.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

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

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key estimates include the fair value of common stock issued for services received by the Company, valuation of financial instruments, useful life of equipment, impairment of long lived assets, measurement of non-monetary transactions and provision for penalties and interest on estimated payroll tax liabilities.

Equipment

Equipment comprises computer equipment and is stated at cost less accumulated depreciation. The cost of computer equipment is depreciated using the straight-line method over the estimated useful life of the related assets of between 3 - 5 years.

Software Development Costs

Software development costs are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased or Marketed. Software development costs incurred internally in creating computer software products are expensed until technological feasibility has been established upon completion of a detailed program design.  Based on the Company's product development process, technological feasibility is established upon completion of a working model. The determination of technological feasibility and the ongoing assessment of the recoverability of these costs require considerable judgment by management with respect to certain external factors including anticipated future gross product revenues, estimated economic life and changes in hardware and software technology.

Thereafter, all software development costs incurred through the software's general release date are capitalized and subsequently reported at the lower of amortized cost or net realizable value. Capitalized costs are amortized based on current and expected future revenue for each software solution with minimum annual amortization equal to the straight-line amortization over the estimated economic life of the solution. No costs have been capitalized to date as the Company has not completed a working model as of yet.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Intangible Assets - Copyrights

Copyrights are stated at cost. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author's life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, there was no impairment of copyrights as at December 31, 2013 and 2012.

Impairment of Long-lived Assets

Long-lived assets comprise of equipment and copyrights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value. Management evaluated whether there are any adverse qualitative factors in respect to copyrights and equipment indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that no impairment exists that relate to these assets through December 31, 2013.

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, Research and Development. Accordingly, all research and development costs are charged to expense as incurred as software development costs.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Occasional transactions may occur in Canadian dollars which are accounted for under ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statements of Operations. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

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
December 31, 2013 and 2012
(Amounts expressed in US dollars)

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

An asset or liability's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Availability of observable inputs can vary and is affected by a variety of factors. The Company uses judgment in determining fair value of assets and liabilities and Level 3 assets and liabilities involve greater judgment than Level 1 and Level 2 assets or liabilities.

The following is a summary of our financial instruments that are accounted for at fair value by level within the fair value hierarchy at December 31, 2013 and 2012:

December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$27,448	$-	$-	$27,448

December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets:
Cash	$318,445	$-	$-	$318,445
Liabilities:
Convertible promissory notes	$200,767	$-	$-	$200,767

Stock-Based Compensation

The Company accounts for share-based compensation in accordance with ASC 718, Stock Compensation. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense for services rendered and over the employee's requisite service period (generally the vesting period of the equity grant).

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Contingencies

The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. Legal defense costs are accrued as incurred. See Note 13.

Stock Issued in Exchange for Services

The valuation of the Company's common stock issued to non-employees in exchange for services is valued at an estimated fair market value as determined by Management of the Company based upon trading prices of the Company's common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the employee's requisite service period (generally the vesting period of the equity grant).

Common Stock Purchase Warrants

The Company accounts for common stock purchase warrants at fair value in accordance with ASC 815-40 "DERIVATIVES AND HEDGING." The Black-Scholes option pricing valuation method is used to determine fair value of these warrants consistent with ASC 718, "COMPENSATION - STOCK COMPENSATION." Use of this method requires that the Company make assumptions regarding stock volatility, dividend yields, expected term of the warrants and risk-free interest rates.

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

Non-monetary transactions

The Company applies ASC 845, "Accounting for Non-Monetary Transactions", to account for services received through non-cash transactions based on the fair values of the services involved, where such values can be determined. If fair value of the services received cannot be determined, then the fair value of the shares given as consideration is used.

Revenue recognition

Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is reasonably assured.

Professional service revenue primarily consists of the fees the Company earns related to installation and consulting services. The Company recognizes revenue from professional services upon delivery or completion of performance.

Training services are recognized upon delivery of the training.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Deferred revenue

Deferred revenue represents amounts invoiced to customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of the deferred revenue represents the amount that is expected to be recognized as revenue within one year of the consolidated balance sheet date.

Lease accounting

The Company evaluates each lease for classification as either a capital lease or an operating lease. If substantially all of the benefits and risks of ownership have been transferred to the Company as lessee, the Company records the lease as a capital lease at its inception. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. If the lease agreement calls for a scheduled rent increase during the lease term, the Company recognizes the lease expense on a straight-line basis over the lease term.

 The Company determines the straight-line rent expense impact of an operating lease upon inception of the lease.

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were approximately $65,484 and $251,844, during the years ended December 31, 2013 and 2012, respectively.

Recently Adopted Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 3 – COMMON STOCK

2006 and 2007
On December 12, 2006, the Company issued 15,000,000 shares to its initial stockholders in exchange for $50 in cash. In 2007, the Company issued 1,471,502 shares at $0.083333 per share for total proceeds of $122,625 and 250,000 shares at $0.20 per share for total proceeds of $50,000.
2008
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
2009
In December 2009, the Company issued 6,000,000 of the Company's common shares valued at $765,300 as part of the consideration paid to acquire the outstanding shares of Rophe Medical Technologies Inc. (See Note 8).

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

On October 25, 2010, the Company issued 1,580,000 units at a price of $0.25 each for total proceeds of $395,000. Each unit consisted of one share and one stock purchase warrant exercisable for a period of one year from the effective date of the registration statement on October 9, 2013 at the option of the holder, into one share of common stock at an exercise price of $0.50 per share.

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

On September 22, 2011, the Company issued 54,500,000 shares at $0.0001 per share for proceeds of $5,450, including 38,500,000 shares to its officers. Because the sale price was below the quoted stock price of $0.05 per share at the time, the Company considered $2,719,550 as compensation and recorded the amount as stock based compensation with a corresponding credit to additional paid-in- capital.

During 2011, the Company issued 883,334 shares to creditors in consideration of satisfaction of $49,434 in outstanding payables.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 3 – COMMON STOCK (continued)

On October 24, 2011, the Company issued 1,000,000 shares valued at $70,000 to a consultant for the provision of services relating to the marketing of the Company's business and products to the public.

During 2011, the Company issued 13,604,132 shares for cash proceeds of $718,694, which included the conversion of loans payable of $25,000.

2012
During 2012, the Company's issued 52,589,910 shares in consideration of $2,629,497, of which $394,474 was received as at December 31, 2011.

During 2012, the Company issued 5,000,000 shares valued at $350,000 to consultants for the provision of various services to the Company.

On June 1, 2012, the Company issued 500,000 shares to a past officer as compensation of $60,000 for past services rendered.

On July 20, 2012, the Company issued 350,000 shares to a creditor in consideration of satisfaction for services rendered for a fair value of $35,427.

During 2012, the Company issued 117,834,494 shares at $0.0001 to various officers, employees and parties related to them in consideration of satisfaction of $11,564 in outstanding payables and as compensation for future services in the amount of $4,734,814. Because the sale price was below the quoted stock price per share of between $0.04 and $0.05 per share at the time, the Company considered $4,729,633 as compensation expense and $5,181 as non-cash expense and recorded the amount as stock based compensation and miscellaneous expense respectively with a corresponding credit to additional paid-in- capital.

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the company could issue 2,000,000 shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a stock subscription receivable (included in equity) in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On October 24, 2012, Kallo filed an S-1 registration statement relating to the resale of up to 50,000,000 shares of common stock issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated September 26th, 2012. Such registration statement was declared effective on October 9, 2013 and the agreement expired six months later. We are currently in discussions with Kodiak Capital Group, LLC to extend the investment agreement. Subsequent to December 31, 2013, the Company put $250,000 and 3,472,223 shares have been issued to date pursuant to the above Agreement. The fair value of the option was valued using the following assumptions and estimates in the binomial lattice valuation model:  Expected life of 6 months, volatility of 230%, dividend yield of 0% and risk-free interest rate of 0.13%.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 3 – COMMON STOCK (continued)

The Investment Agreement will terminate when any of the following events occur:

•	Kodiak has purchased an aggregate of $2,000,000 of Kallo common stock or six (6) months after the effective date;
•	Kallo files or otherwise enters an order for relief in bankruptcy; or
•	Kallo common stock ceases to be registered under the Securities Exchange Act of 1934 (the "Exchange Act").

On June 27, 2011, Kallo registered 10,000,000 shares under a 2011 Non-Qualified Stock Option Plan to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2013, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan, which is included in the 117,834,494 shares issued to employees and others for services mentioned above.

On September 6, 2012, Kallo registered 50,000,000 shares under a 2012 Non-Qualified Stock Option Plan to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2013, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

2013

During 2013, the Company issued 26,402,460 shares in consideration of $1,320,124 ($30,000 of proceeds were paid by investors directly to lenders of the Company), 200,000 shares valued at $5,000 to a consultant as compensation and 1,156,524 shares as repayment for short term loans to a related party valued at $57,826. The fair value of the stock issued is $46,261. Therefore the company experienced a gain on extinguishment. Since this involved a related party, the gain is treated a capital contribution.

During 2013, the Company received cash of $9,560 for shares to be issued. The related shares were not yet issued as at December 31, 2013.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 4 – WARRANTS

Warrant activity during 2013 and 2012 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2011	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, December 31, 2012	1,580,000	$0.50
Granted	-
Balance, December 31, 2013	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement was declared effective on October 9, 2013.

The value of the stock purchase warrants granted in 2010 was valued at $117,620 using the following assumptions and estimates in the Black-Scholes model: Expected life of 1.2 years, volatility of 100%, dividend yield of 0% and risk-free interest rate of 1.40%.

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2013, 1,156,524 shares (2012 - 107,076,003 shares) were issued to directors and officers of the Company and their family for a total amount of $46,261 (2012 - $4,313,040), of which $NIL (2012 - $150,000) was contributed as cash by them, $46,261 (2012 - $NIL) was for repayment of short term loans payable, and $NIL (2012 - $4,163,040) was granted to them as stock-based compensation (See Note 11). The debt outstanding was $57,826, therefore the company experienced a gain on debt extinguishment of $11,565. Since the gain involved a related party, it is treated as capital contribution.

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $1,450 (2012 - $36,450) (See Note 11) and $NIL (2012 - $9,856) due to another director and officer of the Company (See Note 11).

Included in accounts payable and accrued liabilities – other is an amount of $68,574 (2012 - $28,118) due to directors and officers of the Company as at December 31, 2013. Other receivables include an amount of $NIL (2012 - $3,576) due from a director and officer of the Company as at December 31, 2013.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 6 – EQUIPMENT

	2013	2012

Computer equipment under capital lease	$223,683	$223,683
Nexus computer equipment under capital lease	42,023	42,023

Total Equipment	265,706	265,706
Less accumulated depreciation	(217,733)	(188,165)

Equipment – net	$47,973	$77,541

Depreciation expense during 2013, 2012 and the period from December 12, 2006 (date of inception) to December 31, 2013 were $29,568, $88,569 and $225,448 respectively.

During 2013, the Company increased its estimate of the useful lives of certain computer equipment to better reflect the period it plans to use the equipment before replacing them. This change had the effect of decreasing the net loss for 2013 by $47,973.

NOTE 7 – OBLIGATIONS UNDER CAPITAL LEASES

	2013	2012

Obligation under capital lease to acquire specific equipment in monthly payments of $1,326 including interest at 10% per annum, expiring in November 2013	$-	$21,688
Obligation under capital lease to acquire specific equipment in monthly payments of $7,212 including interest at 10% per annum, expiring in October 2013	-	86,580
	-	108,268
Less: current portion	-	(108,268)
	$-	$-

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 8 – COPYRIGHTS

On December 11, 2009, an agreement was entered into by the Company to acquire 100% of the issued and outstanding shares of Rophe Medical Technologies Inc. ("Rophe") for cash consideration of $1,200,000 and 3,000,000 of the Company's common shares valued at $0.122 per share for total purchase price of $1,565,000 (the "Rophe Acquisition"). The $1,200,000 was initially payable as follows: $50,000 within 30 days of the date of the agreement; $200,000 on March 31, 2010; $250,000 on April 30, 2010; $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. This transaction was closed on December 31, 2009.

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

The total recorded acquisition price of $865,000 was allocated to the copyrights obtained in the acquisition as they were the only significant assets of Rophe, which did not have any operations. The copyrights relate to the following technologies: "EMR Integration Engine" to provide integrated solutions for interoperability within the continuum of care, "C&ID-IMS", an Internet-based solution for monitoring and managing Communicable and Infectious Disease information, "CCG", a clinical-care globalization technology and "MC-Telehealth", a mobile clinic long distance with Telehealth technology. The Company has not recorded the remaining contingent payment of $700,000 due to the uncertainty of the launch of Projects 1, 2 and 3. According to the Canadian Intellectual Property laws, the life of a copyright is the author's life plus fifty years.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company continues to develop these technologies for use in a diverse range of potential products and expect to make use of them in the Project mentioned in Note 16. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on the remaining life of the copyrights and Management's estimation of future profits, there was no impairment of copyrights as at December 31, 2013 and 2012.

NOTE 9 – LOAN PAYABLE

As at December 31, 2013, a loan payable of $61,203 (2012 - $109,044) to an unrelated party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,232.50. Future scheduled repayments of principal are as follows:

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

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 10 – CONVERTIBLE PROMISSORY NOTES (continued)

At the commitment date, the Company elected to initially and subsequently measure in its entirety the convertible promissory notes at fair value by comparing the effective conversion price to the fair value of the Company's stock. The Company recognized an initial fair value loss of $203,868 related to the debts on inception dates and recognized a gain of $87,200 related to change in fair values on the debts since their inception dates to the times of repayment of the notes. The number of common shares indexed to the financial instruments used in the above calculation were 2,472,089 as at inception date.

During the year ended December 31, 2013, the Company repaid $50,000 of the above promissory notes resulting in a gain on extinguishment of convertible promissory note of $116,668.  As noted in Note 3, $30,000 was paid by an investor directly to the lender and is accordingly reflected in the Supplemental Schedule Of Non-Cash Investing And Financing Activities on the Consolidated Statement of Cash Flows.

Cash received from convertible promissory notes	$50,000
Fair value loss on inception date	203,868
Fair value of convertible promissory notes on inception date	253,868
Change in fair value (gain)	(53,101)
Fair value as at December 31, 2012	200,767
Repayment of convertible promissory note	(50,000)
Gain on extinguishment of convertible promissory note	(116,668)
Change in fair value (gain)	(34,099)
Fair value as at December 31, 2013	$-

NOTE 11 – SHORT TERM LOANS PAYABLE

	2013	2012

Promissory note bearing interest at 10% per annum, due January 10, 2014	$25,664	$-
Promissory note bearing interest at 10% per annum, due January 15, 2014	25,528	-
Promissory note to director bearing interest at 6% per annum, due July 31, 2012	-	31,450
Non-interest bearing advances from director	1,450	5,000
Non-interest bearing advances from officer	-	9,856
Non-interest bearing short term funding from third parties	23,599	18,977
	$76,241	$65,283

On October 10, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 (US$24,139) plus interest at the rate of 10% per annum on January 10, 2014. Kallo did not pay on the due date and on January 16, 2014, the holder agreed to convert the principal and interest outstanding into 680,000 common stock of the Company. The amount outstanding as at December 31, 2013 was $25,664, including interest.

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 (US$24,139) plus interest at the rate of 10% per annum on January 15, 2014. Kallo did not pay on the due date and the holder agreed to extend the due date by an additional three months. The amount outstanding as at December 31, 2013 was $25,528, including interest.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 11 – SHORT TERM LOANS PAYABLE (continued)

On July 9, 2012, the Company issued a promissory note to a director agreeing to pay the principal amount of Canadian $30,000 plus interest at the rate of 6% per annum on July 31, 2012. Kallo did not pay on the due date and the director advanced an additional $24,839 (2012 - $5,000) which was non-interest bearing, unsecured and has no fixed repayment date. During the fourth quarter of 2013, the director has agreed to convert the amount of $57,826, representing principal and interest, into 1,156,524 common stock of the Company, leaving $1,450 outstanding as at December 31, 2013 (2012 - $36,450). The fair value of the common stock issued was $46,261, resulting in a gain on extinguishment of the loans payable of $11,565, which was included in additional paid-in capital (See Note 5).

An officer and a stockholder have agreed to provide short term funding to the Company by paying some of its expenses. The advances are non-interest bearing, unsecured and have no fixed repayment dates. As at December 31, 2013, $NIL (2012 - $9,856) was owing to the officer and the stockholder (See Note 5).

As at December 31, 2013, the balance of $23,599 (2012 - $18,977) represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

NOTE 12 – INCOME TAXES

The Company had no income taxes payable at December 31, 2013 and 2012.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2013	2012
Net loss for the year	$(1,603,283)	$(7,003,791)
Effective statutory rate	34%	34%
Expected tax recovery	$(545,116)	$(2,381,289)
Net effects of non deductible and allowable items	(51,197)	1,608,041
Change in valuation allowance	596,313	773,248
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

	2013	2012
Net operating loss carry forward	$2,538.950	$1,875,506
Equipment	(220,747)	(153,616)
Valuation allowance	(2,318.203)	(1,721,889)
Deferred tax assets, net of valuation allowance	$-	$-

Net operating loss carry forwards totaled approximately $7,500,000 at December 31, 2013. The net operating loss carry forwards will begin to expire in the year 2028 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2013 due to uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Commitments

Operating lease

The Company leases office facilities under non-cancelable operating leases. The Company's obligations under non-cancelable lease commitments are as follows:

2014	$14,787

Software development

 On December 10, 2010, the Company entered into a North American Authorized Agency Agreement (the "Agreement") with Advanced Software Technologies, Inc., located in the Grand Cayman Islands ("AST"). Under the Agreement, the Company was appointed sales agent for AST and will be paid fees by AST for selling AST products. The Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $NIL (2012 - $24,000) was paid in 2013. The remaining balance of $63,543, included in accounts payable and accrued liabilities, is due in 2014.

Sales commission agreement

On November 20, 2012, Kallo signed a memorandum of understanding with the Ministry of Health of the Republic of Ghana for the supply and implementation of a National Mobile Care program with Mobile Clinics and Clinical Command Centers integrated with the existing healthcare system and improve the healthcare delivery services to the rural and remote population of Ghana at large for a total project cost for National implementation and Maintenance support for five years of US$158,500,000 (the "Ghana Project"). The Ministry of Health of the Republic of Ghana and Kallo Inc. have agreed that a contract for the implementation of the Mobile Care projects will be signed when a number of financing and other conditions have been satisfied.

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

In respect of the Guinea Project mentioned in Note 16, the Company has agreed with two third parties in Guinea to pay sales commissions for facilitating and securing the Contract with the Ministry of Health of the Republic of Guinea as follows:
-
equal to $20,000,000, payable as to an advance of $300,000 immediately after the loan agreement for the Kallo MobileCare and RuralCare program is signed by the Minister of Finance of the Republic of Guinea and the remainder within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo.

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
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 13 – COMMITMENTS AND CONTINGENCIES (continued)

Contingencies

On July 29, 2011, Watt International Inc. ("Watt") commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of Canadian $161,673.67 plus unspecified "special" damage. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform, and that Watt has duplicated charges for work that it performed and intends to defend itself vigorously in the suit. Management has recognized an accrual for the amount of the claim. An estimate could not be made of the unspecified "special" damage and hence no accrual was made thereof. Management is therefore unable to estimate the possible loss or range of loss in excess of the amounts accrued, if any.

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

NOTE 15 – CORRECTION OF PRIOR PERIOD ERROR

During the year ended December 31, 2010, stock-based compensation expense related to shares issued to directors and officers of $3,373,650 was reduced by an amount of $604,774 owed to directors and officers, which was forgiven, resulting in net stock-based compensation of $2,768,878 recognized in stockholders' equity (deficiency).

In accordance with ASC 470-50-40-2, which states that extinguishment transactions between related parties may in essence be capital transactions, the forgiveness of obligations due to directors and officers should have been presented as a contribution to capital in the statements of changes in stockholders' equity and in the statements of cash flows as a non-cash financing transaction.

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

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 15 – CORRECTION OF PRIOR PERIOD ERROR (continued)

In addition, the Balance Sheet balances were still understated as at December 31, 2011, so this error resulted in the restatement of the following line items for the year ended December 31, 2011:

•	Additional Paid-In Capital was increased by $604,774
•	Deficit accumulated during the development stage was increased by $604,774

The section below shows the restatement of each line item affected by the error:

Restatement of financial statements as a result of correction of an error

December 31, 2010 comparative year

Financial statement line item (Balances affected)	Actual 2010	Correction of Error	Restated Actual 2010
Balance sheet (extract)
Shareholders' Deficiency
Common stock	392		392
Additional paid-in capital	4,900,133	604,774	5,504,907
Deficit accumulated during the development stage	(4,419,498)	(604,774)	(5,024,272)
Total Stockholders' Equity (Deficiency)	481,027	-	481,027

December 31, 2011 comparative year

Financial statement line item (Balances affected)	Actual 2011	Correction of Error	Restated Actual 2011
Balance sheet (extract)
Shareholders' Deficiency
Common stock	1,131		1,131
Additional paid-in capital	8,862,522	604,774	9,467,296
Deficit accumulated during the development stage	(9,757,198)	(604,774)	(10,361,972)
Total Stockholders' Deficiency	(893,545)	-	(893,545)

NOTE 16 – SUBSEQUENT EVENTS

Conversion of short term loan payable

On January 16, 2014, the holder of a promissory note, in the amount of Canadian $25,000 due on January 10, 2014, agreed to convert the principal and interest outstanding into 680,000 common stock of the Company. The amount outstanding as at December 31, 2013 was $25,664, including interest (See Note 11).

Investment agreement with Kodiak

On February 17, 2014, Kallo elected to exercise its right pursuant to the investment agreement with Kodiak Capital Group, LLC to require Kodiak to purchase its shares. The Company put $250,000 for the issuance of 3,472,223 newly issued shares. The agreement with Kodiak, as discussed in Note 3, expired in April 2014, six months after the related S-1 registration statement was declared effective. The Company is currently in discussions with Kodiak to extend the investment agreement.

KALLO INC.
(A Development Stage Company)
Notes to Consolidated Financial Statements
December 31, 2013 and 2012
(Amounts expressed in US dollars)

NOTE 16 – SUBSEQUENT EVENTS (continued)

Share issuance

On January 6, 2014, the Company issued 760,000 shares valued at $30,400 to various employees as compensation for services rendered. On June 10, 2014, the Company issued 5,000,000 shares valued at $200,000 to its CEO as compensation for services rendered. Through July 4, 2014, the Company has signed subscription agreements for the issuance of 13,365,540 shares in consideration of $668,277 cash.

New contract

On January 23, 2014, Kallo Inc. announced the signing of a US$200,000,925 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea (the "Guinea Project").

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

The Guinea Project will not begin until after the finalization of a formal loan agreement by the Government of the Republic of Guinea.

Sales commission agreement

On March 8, 2014, the Company has agreed with a third party to pay sales commissions equal to $25,000,000 for facilitating and securing the Contract with the Government of the Republic of Sierra Leone, payable within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo. In addition, an incentive payment of $7,000,000 will also be payable if the Government of Sierra Leone approve the Project on or before August 15, 2014 in accordance to the same terms of payment described above.

New lease

Effective July 1, 2014, we entered into a new lease for office space. The lease expires on January 30, 2017 and the monthly rental is approximately $25,000 per month.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

  On June 3, 2014, we terminated Schwartz Levitsky Feldman LLP, 2300 Yonge Street, Suite 1500, Toronto, Ontario, Canada M4P 1E4 as our independent registered accounting firm.  The decision to dismiss Schwartz Levitsky Feldman LLP as our independent registered public accounting firm was approved by our board of directors on June 3, 2014.   Except as noted in the paragraph immediately below, the reports of Schwartz Levitsky Feldman LLP's financial statements for the years ended December 31, 2012 and 2011 and for the period January 1, 2013 through March 31, 2014 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

  The reports of Schwartz Levitsky Feldman LLP on our financial statements as of and for the years ended December 31, 2012 and 2011 contained an explanatory paragraph which noted that there was substantial doubt as to our ability to continue as a going concern as we had suffered negative working capital, had experienced negative cash flows from continuing operating activities and also due to uncertainty with respect to our ability to meet short-term cash requirements.

  During the years ended December 31, 2012 and 2011 and for the period January 1, 2013 through June 3, 2014,  we have not had any disagreements with Schwartz Levitsky Feldman LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Schwartz Levitsky Feldman LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal.

  During the years ended December 31, 2012 and 2011 and through June 3, 2014, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except as noted below.

  During the conduct of Schwartz Levitsky Feldman LLP's audit of the Company's financial statements for the year ended December 31, 2013, they raised questions with the Company as to whether certain payments made during the year, and contract entered into subsequent to the year end, by the Company in connection with a contract with a foreign government agency would have violated the U.S. Foreign Corrupt Practices Act ("FCPA"). In this connection, during April 2014, they requested an unqualified opinion by independent legal counsel to confirm the Company's position that the payments and contracts entered into did not violate the FCPA. As of June 3, 2014, the date on which the Company terminated Schwartz Levitsky Feldman's engagement as its independent registered accounting firm, they had not received such an opinion and, as a result, they were unable to alleviate their concern of a potential violation of the FCPA and the potential liability in respect thereof. In view of their inability to satisfy themselves as to this issue, they were not, on the date of their termination, in a position to release an audit report on the Company's financial statements for the year ended December 31, 2013.

  On June 3, 2014, we delivered a copy of this report to Schwartz Levitsky Feldman LLP.  On June 12, 2014, Schwartz Levitsky Feldman LLP has issued its response to this report, attached hereto as "Exhibit 16.1".

New independent registered public accounting firm

  On June 3, 2014, we engaged MaloneBailey LLP, 9801 Westheimer Road, Houston, Texas 77042, an independent registered public accounting firm, as our principal independent accountant with the approval of our board of directors.  MaloneBailey LLP was previously our independent accountant from October 21, 2009 to February 28, 2011.

  During the two most recent fiscal years and through the date of engagement, we have not consulted with MaloneBailey LLP regarding either:

1.
The application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that MaloneBailey, LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
Any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-K.

ITEM 9A.              CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during the audit.

Management's Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2013. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company's financial statements for the year ended December 31, 2013.

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

Background of officers and directors

John Cecil - Chairman of the Board of Directors and Chief Executive Office, Treasurer, Principal Financial Officer and Principal Accounting Officer

On October 20, 2010, John Cecil was appointed Chairman of the Board of Directors, Chief Executive Officer and a Director. And as of March 25, 2011, John Cecil was appointed the treasurer, principal financial officer and principal accounting officer of Kallo Inc. Since December 31, 2009, John Cecil was on our board of directors.  Since December 2003 John Cecil has been the president of Rophe Medical Technologies Inc., in Toronto, Canada.  He is responsible for its research and development and the design and copyright of the company's technology.  From May 2008 to April 2009 Mr. Cecil was the Senior Healthcare Solutions Architect at

SUN Microsystems Canada Inc., in Toronto, Canada, a publicly traded company listed on the NASDAQ under the symbol JAVA.  He was responsible for Innovative product positioning by workshops / white board sessions with stakeholders of the customer to increase business value and support sales in revenue growth and design innovative technology solutions.  From April 2007 to May 2008, Mr. Cecil was the Healthcare Director at Satyam Computer Service Ltd., in Toronto, Canada, a publicly traded company listed on the NYSE under the symbol "SAY".  He managed healthcare consulting practices and services.

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

Lloyd Chiotti - Director

On September 22, 2011, Lloyd Chiotti was appointed to our board of directors. Lloyd Chiotti has held several senior management positions including Director of Information Services and a number of Regional General Manager roles within Operations with Enbridge Gas Distribution (formerly The Consumers Gas Company) for over 30 years. In addition to these responsibilities, he played a leadership role in helping the organization prepare for a new regulatory framework (moving from "Cost of Service" regulation to "Incentive" regulation).  Most recently he was appointed to the newly formed position of Director, Distribution Asset Management, responsible for overseeing the development of Enbridge Gas Distribution's Strategic Asset Plan. He is actively involved in the natural gas industry. He is currently the Chair of the Asset Management Task Force of the Canadian Gas Association and he is a member of the Distribution Working Committee of the International Gas Union.

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

Name and Address Beneficial Owner [1]	Number of Shares Owned	Percentage of Ownership
John Cecil [2]	86,612,857	27.39%
15 Allstate Parkway, Suite 600 Markham, ON L3R 3B4

Vince Leitao [3]	59,667,845	18.87%
15 Allstate Parkway, Suite 600 Markham, ON L3R 3B4

Lloyd Chiotti	22,071,344	6.98%
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel Baker [4]	13,013,850	4.12%
255 Duncan Mill Road, Unit 504 Toronto, ON, M3B 3H9

All Officers and Directors as a Group (4 persons)	181,365,896	57.35%

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

On December 11, 2009, an agreement was entered into by the Company to acquire 100% of the issued and outstanding shares of Rophe Medical Technologies Inc. ("Rophe") for cash consideration of $1,200,000 and 3,000,000 restricted shares of the Company's common stock. This transaction was closed December 31, 2009 and we issued 3,000,000 restricted shares of our common stock valued at $365,000. Of these shares 1,200,000 shares went to John Cecil one of our directors, 1,200,000 shares to John's wife Grace Cecil, 300,000 shares to Samuel Baker one of our directors and 300,000 to Samuel Baker's wife Carol Baker.

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

During the year ended December 31, 2011, 58,500,000 shares were issued to directors and officers of the Company for a total amount of $3,125,000, of which $5,850 was contributed as cash by the directors and officers and $3,119,150 was granted to them as stock based compensation, issued as follows: 31,500,000 shares to John Cecil, 11,000,000 shares to Vince Leitao, 6,000,000 shares to Samuel Baker, 5,000,000 to Mario D'Souza, 2,000,000 to Rajni Kassett and 3,000,000 to Lloyd Chiotti.

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

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)            Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2013	$50,000	MaloneBailey LLP
2013	$98,135	Schwartz Levitsky Feldman LLP
2012	$108,050	Schwartz Levitsky Feldman LLP

(2)            Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2013	$0	MaloneBailey, LLP
2013	$0	Schwartz Levitsky Feldman LLP
2012	$0	Schwartz Levitsky Feldman LLP

(3)            Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013	$0	MaloneBailey, LLP
2013	$0	Schwartz Levitsky Feldman LLP
2012	$0	Schwartz Levitsky Feldman LLP

(4)            All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013	$0	MaloneBailey LLP
2013	$29,947	Schwartz Levitsky Feldman LLP
2012	$0	Schwartz Levitsky Feldman LLP

(5)            Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)            The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.                EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.33	Office Lease dated July 1, 2014.				X

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company.	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP.	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP.	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.

23.2	Consent of MaloneBailey, LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of July, 2014.

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
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	Principal Executive Officer, Principal	July 21, 2014
John Cecil	Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

VINCE LEITAO	President, Chief Operating Officer and	July 21, 2014
Vince Leitao	a member of the Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	July 21, 2014
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Member of the Board of Directors	July 21, 2014
Lloyd A. Chiotti

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.33	Office Lease dated July 1, 2014.				X

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company.	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP.	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP.	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of Schwartz Levitsky Feldman LLP.				X

23.2	Consent of MaloneBailey, LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X