Form 10-Q
period 2014-03-31
Kallo Inc.
filed 2014-08-01
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

675 Cochrane Drive, Suite 630
Markham, Ontario
Canada L3R 0B8
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 347,598,416 as of July 17, 2014.

KALLO INC.
MARCH 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	March 31,	December 31,
ASSETS	2014	2013
Current Assets:
Cash	$103,458	$27,448
Other receivables	46,044	12,276
Prepaid expenses	29,691	25,396
Total Current Assets	179,193	65,120

Copyrights	865,000	865,000
Equipment, net	36,600	47,973
TOTAL ASSETS	$1,080,793	$978,093

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$883,381	$1,082,587
Accrued officers' salaries	20,000	20,000
Loans payable	58,892	61,203
Short term loans payable	47,252	74,791
Short term loans payable - related parties	1,450	1,450
Deposit for shares to be issued	75,500	9,560
Deferred revenue	24,990	24,990
Total Current Liabilities	1,111,465	1,274,581

TOTAL LIABILITIES	1,111,465	1,274,581

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding
Common stock, $0.00001 par value, 500,000,000 (December 31, 2013 - 500,000,000) shares authorized, 337,082,783 and 319,106,020 shares issued and outstanding, respectively	3,371	3,191
Additional paid-in capital	19,579,997	18,669,367
Accumulated deficit	(19,614,040)	(18,969,046)

Total Stockholders' Deficiency	(30,672)	(296,488)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,080,793	$978,093

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Expenses
General and administration	$532,750	$452,889
Selling and marketing	124,136	50,012
Foreign exchange loss (gain)	(31,900)	7,359
Depreciation	11,373	22,142
Interest and financing costs	5,211	2,961
Change in fair value on convertible promissory notes	-	299,609
Loss on extinguishment of short term loan payable	3,424	-
	644,994	834,972

Net Loss	$(644,994)	$(834,972)

Basic and diluted net loss per share	$(0.002)	$(0.003)

Weighted average shares used in calculating
Basic and diluted net loss per share	332,315,088	291,347,036

For the three months period ended March 31, 2014 and March 31, 2013, there were 1,580,000 warrants outstanding, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive.

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the three months ended March 31, 2014
(Amounts expressed in US dollars)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	$.00001 par value		$.00001 par value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance December 31, 2013	-	$-	319,106,020	$3,191	$18,669,367	$(18,969,046)	$(296,488)
Issuance of common shares - Kodiak put	-	-	3,472,223	35	249,948	-	249,983
Shares issued to director, employees and others for services	-	-	5,760,000	58	230,342	-	230,400
Settlement of short term loans payable by common shares	-	-	680,000	7	27,193	-	27,200
Issuance of common shares for cash	-	-	8,064,540	80	403,147	-	403,227
Net Loss	-	-	-	-	-	(644,994)	(644,994)
Balance March 31, 2014			$337,082,783	$3,371	$19,579,997	$(19,614,040)	$(30,672)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(644,994)	$(834,972)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	11,373	22,142
Stock based compensation	230,400	-
Loss on extinguishment of short term loan payable	3,424	-
Change in fair value on convertible promissory note	-	299,609
Changes in operating assets and liabilities:
Increase in other receivables	(33,768)	(36,247)
Decrease (increase) in prepaid expenses	(4,295)	32,255
Increase (decrease) in accounts payable and accrued liabilities	(205,280)	86,318
NET CASH USED IN OPERATING ACTIVITIES	(643,140)	(430,895)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	653,210	-
Proceeds for shares to be issued	65,940	230,000
Repayment of obligations under capital leases	-	(30,328)
Proceeds from loans payable	-	19,839
Repayment of loans payable	-	(13,514)
NET CASH PROVIDED BY FINANCING ACTIVITIES	719,150	205,997
NET (DECREASE) INCREASE IN CASH	76,010	(224,898)
CASH - BEGINNING OF PERIOD	27,448	318,445
CASH - END OF PERIOD	$103,458	$93,547
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of loans payable into common shares	$23,776	$-

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 - BUSINESS AND GOING CONCERN

Organization

Kallo Inc. develops software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $19,614,040 at March 31, 2014. The Company is expected to incur additional losses as it develops its products and marketing channels.

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

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC for the year ended December 31, 2013.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended December 31, 2013 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements

The company has limited operations and is considered to be in the development stage. During the quarter ended March 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

Other than noted above, we do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 - COMMON STOCK

On January 16, 2014, the holder of a promissory note agreed to convert the principal and interest outstanding of $23,776 into 680,000 shares. The fair value of the stock issued was $27,200 and therefore the Company experienced a loss on extinguishment of $3,424. The Company also issued 5,760,000 shares valued at $230,400 to various employees and a director as compensation for services rendered. During the quarter ended March 31, 2014, the Company issued 8,064,540 shares  for cash of $403,227 ($9,560 was collected prior to December 31, 2013).  Additionally, an investor paid $75,500 to the Company for shares that were issued subsequent to March 31, 2014.

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC whereby the company could issue 2,000,000 shares in exchange for an option to sell up to $2,000,000 worth of Company shares at a price equal to 80% of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a stock subscription receivable (included in equity) in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On July 15, 2014, the Company and Kodiak  extended the agreement through December 31, 2015. During the quarter ended March 31, 2014, the Company put $249,983 and 3,472,223 shares were issued pursuant to the above Agreement.

NOTE 4 - WARRANTS

Warrant activity for the three months ended March 31, 2014 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2013	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, March 31, 2014 (unaudited)	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement was declared effective on October 9, 2013.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2014, 5,000,000 shares were granted to a director and officer of the Company as stock-based compensation and were valued at $200,000. 760,000 shares were granted to four other employees as stock-based compensation and were valued, using the market closing price on the date of grant, at $30,400.

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $1,450.

Included in accounts payable and accrued liabilities - other is an amount of $36,523 due to directors and officers of the Company as at March 31, 2014. Other receivables include an amount of $36,269 due from directors and officers of the Company as at March 31, 2014.

 NOTE 6 - LOAN PAYABLE

As at March 31, 2014, a loan payable of $58,892 to an unrelated party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,235, all due within the next 12 months.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 7 - SHORT TERM LOANS PAYABLE

	March 31, 2014	December 31, 2013

Promissory note bearing interest at 10% per annum, due January 10, 2014	$-	$25,664
Promissory note bearing interest at 10% per annum, due January 15, 2014	23,653	25,528
Non-interest bearing advances from director	1,450	1,450
Non-interest bearing short term funding from third parties	23,599	23,599
	$48,702	$76,241

On October 10, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 10, 2014. Kallo did not pay on the due date and on January 16, 2014, the holder converted the principal and interest outstanding of $23,776 into 680,000 common shares.

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 15, 2014. Kallo did not pay on the due date and the holder agreed to extend the due date by three additional periods of three months up to October 15, 2014. The amount outstanding as at March 31, 2014 was $23,653, including interest.

As at March 31, 2014, the balance of $1,450 represented an advance from a director which was non-interest bearing, unsecured and has no fixed repayment date.

As at March 31, 2014, the balance of $23,599 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Software development

On December 10, 2010, the Company entered into a North American Authorized Agency Agreement with Advanced Software Technologies, Inc., located in the Grand Cayman Islands ("AST"). Under the Agreement, the Company was appointed sales agent for AST and will be paid fees by AST for selling AST products. The Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $NIL (Fiscal 2013 - $NIL) was paid in 2014. The remaining balance of $63,543, which is accrued in accounts payable, is due in 2014.

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

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

On January 23, 2014, Kallo Inc. announced the signing of a US$200,000,925 Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea (the "Guinea Project").

Under the Supply Contract, Kallo will implement customized healthcare delivery solutions for the Republic of Guinea. The components of the solutions include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

In respect of the Guinea Project, the Company has agreed with two third parties in Guinea to pay sales commissions for facilitating and securing the Contract with the Ministry of Health of the Republic of Guinea as follows:

-	$20,000,000, payable as to an advance of $300,000 immediately after the loan agreement for the Kallo MobileCare and RuralCare program is signed by the Minister of Finance of the Republic of Guinea and the remainder within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo.
-	$4,000,000, payable within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo. In addition, a performance incentive payment of $1,000,000 will be payable to three persons related to the third party in accordance to the same terms of payment described herein.

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

NOTE 9 - SUBSEQUENT EVENTS

Share issuance

From April 1, 2014 through July 17, 2014, the Company has issued 10,515,633 shares for cash of $525,782 ($75,500 was collected prior to March 31, 2014).

New lease

On June 27, 2014, the Company entered into a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

Year ending December 31, 2014	$120,059
Year ending December 31, 2015	275,570
Year ending December 31, 2016	275,570
Year ending December 31, 2017	22,964
694,163

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay out our bills. This is because we have not generated revenues from our operations during the last six years. We have been able to remain in business as a result of investments in debt or equity securities, by our officers and directors and other unrelated parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated financial statements were prepared under the assumption we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to us. This raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last four fiscal years starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  One of these options is an equity line of credit from Kodiak Capital Group LLC.  Management's opinion is that this line of credit from Kodiak Capital Group LLC will enable continued operations for the next 12 months. During the quarter ended March 31, 2014, Kallo has put and received $250,000 under the equity line of credit from Kodiak. There is no assurance that Kodiak Capital Group LLC will continue to supply us with additional money.  In the event we do not receive any funds from Kodiak, we will continue to borrow money from or sell restricted shares of our common stock to our officers and directors in order to maintain operations.  Our officers and directors are under no legal duty to provide us with additional financing nor have our officers and directors committed to provide us with additional financing.

Analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less. We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company ("Kodiak") whereby we have the right to "put" to Kodiak up to $2,000,000 in our shares of common stock.  In connection therewith, we will file a new a Form S-1 Registration Statement with the Securities and Exchange Commission registering for sale up to 50,000,000 shares of our common stock. Our previous arrangement with Kodiak expired in April 2014, but, on July 15, 2014, the Company and Kodiak Capital Group, LLC amended the investment agreement to extend the agreement through December 31, 2015.  Based upon the current price of our common stock, we believe that if Kodiak purchases all 50,000,000 shares of common stock, we will only receive approximately $2,000,000.  The reasonable funding requirement of US$2,000,000 is estimated to fund our operations and capital requirements over the next 12 months. Management believes that the Company can be generating revenue in the next 6 - 12 months, and therefore will not require additional funding.

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

MobileCareTM supply contract includes:

1.	Mobile clinics - (10)
2.	Clinical Command Centre - (1)
3.	Administration Centre - (1)
4.	Utility vehicles - (2)
5.	User training - (5 years)
6.	Professional and clinical training - (5 years)
7.	Hardware and software maintenance - (5years)
8.	Operations & management support - (5 years)
9.	Maintenance and continued educational support - (5 years)
10.	Supply chain management of medical equipment, consumables and spare parts - (5 years)
11.	Advanced and integrated software systems, including telehealth - (1 full system)
12.	Fixed Medical Hospital - (1)
13.	Ambulances - (20)
14.	Medical Helicopter - (1)

Plan of Operation

The following Plan of Operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document.

Kallo Mobile Care implementation plan for Guinea and Ghana is based on the timelines of the Mobile Clinic's delivery and training provided by Kallo.

Based on the delivery of our plan there is a lead-time of six months for production and delivery of the first two mobile clinics in Guinea and Ghana from the time of confirmed purchase order along with payments through bank.

In this period of six months from the date of purchase order confirmation to us the following will be completed to go live of the Mobile Clinics.

1.	Establish geographical coverage for Mobile Clinics based on hospitals to population ratio in specific rural areas of Guinea and Ghana
2.	Establish the specialists support from teaching hospitals
3.	Establish leadership for operational and administrative support
4.	Establish governance councils for operations, education and training

Our mobile care program with mobile clinics, clinical and administrative command centers deployed in an integrated model with the current healthcare delivery services will produce demonstrable impact in the community in terms of improved healthcare delivery within 12 months of implementation that would contribute to the flagship achievement by the current government to its merit.

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

A value for money (VFM) assessment conducted by the Ministry of Health on the our case development and deliverability has determined that the logic of the project, for the level of investment involved is clear and supported by evidence. She further states that the anticipated project solution represents a best value for money option.

The total value of this approved project is US$174,350,000 as confirmed by the Minister of Health in the approval latter.

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

Costs Associated with the Plan of Operations

Currently under the Plan of Operations, we have expenses towards six full time resources, including engineers, applications specialist, and project and operations managers.  We have completed the product development phase for an electronic medical records system, mobile clinics, and clinical command centers.  Our efforts are focused in commercializing these technologies and generating revenue. The current capital requirement caters only to the resources, infrastructure, and business development expenses for these technologies. Management analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less for the next 12-18 months of operations.  We anticipate that this infusion of capital will generate revenue from sales of the above-mentioned technologies.  This will in turn sustain our company and enable further development of our other owned copyrighted technologies.

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for specialists, by securing an accepted and signed installation order. Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and an advanced payment of $24,990 has been received as of March 31, 2014. Revenue from this installation will be $30,000 with an anticipated gross profit of $20,000. An updated and more powerful version of the software will be available in 2014 and installation will be completed then. Clinical user and administrative training will be completed afterwards to ensure seamless transition to a paperless digital medical clinic.

Our milestones during the next twelve months are:

1 - Developing our sales organization and marketing the third party products along with our software that brings the data from these products into an EMR system in the major metropolitan areas of Canada. We expect the cost to be $300,000 and 12 months to complete this milestone.

2 - Simultaneously with the build-up of our sales organization, we will build a product support team that will provide installation, training and customer support. We expect the cost to be $500,000 and 12 months to complete this milestone.

3 - Expanding our market from the larger metropolitan areas to the smaller rural and more distant medical facilities. We expect the cost to be $250,000 and 12 months to complete this milestone.

4 - Developing our Mobile Care business globally. We expect the cost to be $700,000 and 12 months to complete the milestone.

Within Canada, we will focus on having a direct sales force to market and sell EMR to walk-in clinics/doctor's offices, independent diagnostic centers/independent health facilities and hospitals. The revenue generation from EMR consists of product sales, implementation, integration, training, on-going maintenance, and professional services.

Outside Canada, we may establish commercial partnerships for all of our product candidates in order to accelerate development and marketing in those countries and further broaden our products' commercial potential.

KALLO MOBILE CARE

We have successfully launched one of our copyrighted technologies "MOBILE CARE" - mobile clinics in November 2011, and have since then received several inquiries for this product from countries in Africa, Southeast Asia, North West Territories and Northern Ontario in Canada, USA, and the Middle East. We have not been contacted Sudan, Syria, or Iran.  If we were contacted by Sudan, Syria, or Iran, we would not do business with them or with any entity located within their geographical boundaries since they are designated by the U.S. Department of State as sponsors of terrorism and are subject to U.S. economic sanctions and export controls. Based on the levels of interest from the local Ministries of Health, we have selected companies with business and technical strengths as our local representatives for sales and support in the region. MOBILE CARE is a state of the art clinical setup in a vehicle equipped with the latest technology in healthcare. More than just a facility, mobile care can instantly connect the onboard physician with specialists for on-demand consultation via satellite through its Telehealth system. This is truly a holistic approach to delivering healthcare to the remotely located. For many rural communities, the nearest hospital, doctor or nurse may be hundreds of kilometers away. In many cases, this gap can be bridged using Telehealth technology that allows patients, nurses and doctors to talk as if they were in the same room. MOBILE CARE is not the same thing as EMR referred to herein.

We expect to see sales revenues from our MOBILE CARE business unit in the next twelve months. Our MOBILE CLINIC is equipped with necessary medical equipment as per regional healthcare requirements. We also install our copyrighted software and third party software as required. Revenue is generated by charging for medical equipment, software licenses, installation implementation and training. This generates an ongoing revenue stream for service, maintenance, spare-parts, and consumables.

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

A.	M.C. Telehealth - Mobile Clinic Telehealth System - Developed and launched in November 2011.
B.	EMR Integration Engine - Electronic Medical Record Integration Engine - Under development.
C.	C&ID-IMS - Communicable and Infectious Disease Information Management System - Under Development
D.	CCG Technology - Clinical-Care Globalization technology - Under Development

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

Limited operating history; need for additional capital

There is limited historical financial information about us upon which to base an evaluation of our performance. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

To become profitable and competitive, we have to sell our products and services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2014 or 2013. We are in the process of completing the user training for our first installation of EMR for specialists and we expect to start generating revenues in 2014 or 2015.

Expenses

During the three months ended March 31, 2014, we incurred total expenses of $644,994, including $361,203 in salaries and compensation, $11,373 in depreciation, $120,712 in professional fees, $124,136 in selling and marketing expenses, $3,424 in loss on extinguishment of short term loan payable and $24,146 as other expenses whereas during the three months ended March 31, 2013 we incurred total expenses of $834,972, including $174,785 in salaries and compensation, $22,142 in depreciation, $210,281 in professional fees, $50,012 in selling and marketing expenses, $299,609 in change in fair value of convertible promissory note and $78,143 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the three months ended March 31, 2014 from the comparative period is due mainly to the change in fair value of convertible promissory notes of $299,609 in the comparative quarter as well as costs savings of $89,569 in professional fees and $53,997 in other expenses net of increases of $186,418 in salaries, $74,124 in selling and marketing expenses. The increase in salaries is due to the non-cash stock based compensation of $230,400 issued to various employees and a director whereas the increase in selling and marketing expenses reflect the increased activities of management in pursuing and securing the new contracts with the Republic of Ghana and the Republic of Guinea.

Net Loss

During the three months ended March 31, 2014 we did not generate any revenues and incurred a net loss of $644,994 compared to a net loss of $834,972 during the same period in 2013.

Liquidity and capital resources

As at March 31, 2014, we had current assets of $179,193 and current liabilities of $1,111,465, indicating a working capital deficiency of $932,272. As of March 31, 2014, our total assets were $1,080,793 in cash, other receivables, prepaid expenses, copyrights, equipment and our total liabilities were $1,111,465 comprised of $883,381 in accounts payable and accrued liabilities, $20,000 in accrued officer salaries, deposit for shares to be issued of $75,500, short term loans of $48,702, deferred revenue of $24,990 and a loan of $58,892.

Cash used in operating activities amounted to $643,140 during the three months ended March 31, 2014, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the current three months period ended March 31, 2014.

Cash provided by financing activities during the three months ended March 31, 2014 amounted to $719,150 and represented proceeds from shares to be issued of $65,940 and proceeds from sale of common stock of $653,210.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS.

On July 29, 2011, Watt International Inc. ("Watt") commenced a third party claim against us concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of $161,673.67 plus unspecified "special" damages. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform and that Watt has duplicated charges for work that it performed.  We intend to defend this case vigorously. Management has recognized an accrual for the amount of the claim. An estimate could not be made of the unspecified "special" damages.

ITEM 1A.                          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.                          EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of August, 2014.

KALLO INC.
(The "Registrant")

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith
2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	5/24/10	10.5

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/2011	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/2011	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/2011	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/2011	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension - Schema.				X

101.CAL	XBRL Taxonomy Extension - Calculations.				X

101.DEF	XBRL Taxonomy Extension - Definitions.				X

101.LAB	XBRL Taxonomy Extension - Labels.				X

101.PRE	XBRL Taxonomy Extension - Presentation.				X