Form 10-Q
period 2014-06-30
Kallo Inc.
filed 2014-08-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

675 Cochrane Drive, Suite 630
Markham, Ontario
Canada L3R 0B8
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 352,998,416 as of August 13, 2014.

KALLO INC.
JUNE 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.                          FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2014	2013
Current Assets:
Cash	$37,137	$27,448
Other receivables	8,776	12,276
Prepaid expenses	93,234	25,396
Total Current Assets	139,147	65,120

Deposit – long term	53,514	-
Copyrights	865,000	865,000
Equipment, net	25,226	47,973
TOTAL ASSETS	$1,082,887	$978,093

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued liabilities	$920,780	$1,082,587
Accrued officers' salaries	20,000	20,000
Loans payable	61,007	61,203
Short term loans payable	48,685	74,791
Short term loans payable – related parties	1,450	1,450
Deposit for shares to be issued	-	9,560
Deferred revenue	24,990	24,990
Total Current Liabilities	1,076,912	1,274,581

TOTAL LIABILITIES	1,076,912	1,274,581

Commitments and Contingencies

Stockholders' Equity (Deficiency)
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 (December 31, 2013 – 500,000,000) shares authorized, 346,459,183 and 319,106,020 shares issued and outstanding, respectively.	3,465	3,191
Additional paid-in capital	20,048,723	18,669,367
Accumulated deficit	(20,046,213)	(18,969,046)

Total Stockholders' Equity (Deficiency)	5,975	(296,488)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)	$1,082,887	$978,093

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Expenses
General and administration	$372,407	$441,986	$905,157	$894,875
Selling and marketing	18,299	124,056	142,435	174,068
Foreign exchange loss (gain)	24,789	(19,653)	(7,111)	(12,294)
Depreciation	11,374	22,142	22,747	44,284
Interest and financing costs	5,304	4,533	10,515	7,494
Change in fair value on convertible promissory note	-	(333,612)	-	(34,003)
Gain on extinguishment of convertible promissory note	-	(46,667)	-	(46,667)
Loss on extinguishment of short term loan payable	-	-	3,424	-
	432,173	192,785	1,077,167	1,027,757

Net Loss	$(432,173)	$(192,785)	$(1,077,167)	$(1,027,757)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	340,737,150	296,720,662	336,549,384	294,063,703

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
For the six months ended June 30, 2014
(Amounts expressed in US dollars)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Stockholders'
	$0.00001 par value		$0.00001 par value		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)

Balance December 31, 2013	-	$-	319,106,020	$3,191	$18,669,367	$(18,969,046)	$(296,488)
Issuance of common shares – Kodiak put	-	-	3,472,223	35	249,948	-	249,983
Shares issued to director, employees and others for services	-	-	5,760,000	58	230,342	-	230,400
Settlement of short term loans payable by common shares	-	-	680,000	7	27,193	-	27,200
Issuance of common shares for cash	-	-	17,440,940	174	871,873	-	872,047
Net Loss	-	-	-	-	-	(1,077,167)	(1,077,167)
Balance June 30, 2014			$346,459,183	$3,465	$20,048,723	$(20,046,213)	$5,975

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,077,167)	$(1,027,757)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	22,747	44,284
Stock based compensation	230,400	-
Loss on extinguishment of short term loan payable	3,424	-
Change in fair value on convertible promissory note	-	(34,003)
Gain on extinguishment of convertible promissory note	-	(46,667)
Non-cash settlement of expenses	-	5,000
Changes in operating assets and liabilities:
Increase in other receivables	3,500	(90,559)
(Increase) decrease in prepaid expenses	(121,352)	62,236
Increase (decrease) in accounts payable and accrued liabilities	(164,333)	148,583
NET CASH USED IN OPERATING ACTIVITIES	(1,102,781)	(938,883)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	1,112,470	805,000
Repayment of obligations under capital leases	-	(61,724)
Repayment of convertible promissory note	-	(20,001)
Proceeds from loans payable	-	19,840
Repayment of loans payable	-	(47,151)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,112,470	695,964
NET (DECREASE) INCREASE IN CASH	9,689	(242,919)
CASH - BEGINNING OF PERIOD	27,448	318,445
CASH - END OF PERIOD	$37,137	$75,526
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of loans payable into common shares	$23,776	$-

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. develops software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $20,046,213 at June 30, 2014. The Company is expected to incur additional losses as it develops its products and marketing channels.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC for the year ended December 31, 2013.

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

Deposit – long term represents prepayments of rent due at the end of our new office lease (see Note 8).

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

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

On January 16, 2014, the holder of a promissory note converted the principal and interest outstanding of $23,776 into 680,000 shares. The fair value of the stock issued was $27,200 and therefore the Company experienced a loss on extinguishment of $3,424. The Company also issued 5,760,000 shares valued at $230,400 to various employees and a director as compensation for services rendered. During the six months period ended June 30, 2014, the Company issued 17,440,940 shares for cash of $872,047 ($9,560 was collected prior to December 31, 2013).

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC whereby the company could issue 2,000,000 shares in exchange for an option to sell up to $2,000,000 worth of Company shares at a price equal to 80% of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a stock subscription receivable (included in equity) in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On July 15, 2014, the Company and Kodiak extended the agreement through December 31, 2015. During the six months period ended June 30, 2014, the Company put $249,983 and 3,472,223 shares were issued pursuant to the above Agreement.

NOTE 4 – WARRANTS

Warrant activity for the six months ended June 30, 2014 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2013	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, June 30, 2014 (unaudited)	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement was declared effective on October 9, 2013.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2014, 5,000,000 shares were granted to a director and officer of the Company as stock-based compensation and were valued at $200,000. 760,000 shares were granted to four other employees as stock-based compensation and were valued, using the market closing price on the date of grant, at $30,400. In addition, 2,765,400 shares were issued to a director of the Company for cash of $138,270.

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $1,450.

Included in accounts payable and accrued liabilities – other is an amount of $23,300 due to directors and officers of the Company as at June 30, 2014.

NOTE 6 – LOAN PAYABLE

As at June 30, 2014, a loan payable of $61,007 to an unrelated party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,235, all due within the next 12 months.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 7 – SHORT TERM LOANS PAYABLE

	June 30, 2014	December 31, 2013

Promissory note bearing interest at 10% per annum, due January 10, 2014	$-	$25,664
Promissory note bearing interest at 10% per annum, due January 15, 2014	25,086	25,528
Non-interest bearing advances from director	1,450	1,450
Non-interest bearing short term funding from third parties	23,599	23,599
	$50,135	$76,241

On October 10, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 10, 2014. Kallo did not pay on the due date and on January 16, 2014 the holder converted the principal and interest outstanding of $23,776 into 680,000 common shares.

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 15, 2014. Kallo did not pay on the due date and the holder agreed to extend the due date by three additional periods of three months up to October 15, 2014. The amount outstanding as at June 30, 2014 was $25,086, including interest.

As at June 30, 2014, the balance of $1,450 represented an advance from a director which was non-interest bearing, unsecured and has no fixed repayment date.

As at June 30, 2014, the balance of $23,599 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Sales commission agreement (continued)

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

New lease

On June 27, 2014, the Company entered into a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

Year ending December 31, 2014	$124,372
Year ending December 31, 2015	285,469
Year ending December 31, 2016	261,680
671,521

NOTE 9 – SUBSEQUENT EVENTS

Share issuance

From July 1, 2014 through August 13, 2014, the Company has issued 6,539,233 shares for cash of $326,962.

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

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay out our bills. This is because we have not generated revenues from our operations during the last six years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated financial statements were prepared under the assumption that the Company will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last four fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to maintain our current level of operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  In the event we do not receive any funds from other sources, we will continue to borrow money from or sell restricted shares of our common stock to our officers and directors in order to maintain operations.  Our officers and directors are under no legal duty to provide us with additional financing nor have our officers and directors committed to provide us with additional financing.

Analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less. We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company ("Kodiak") whereby we have the right to "put" to Kodiak up to $2,000,000 in our shares of common stock.  Our previous arrangement with Kodiak expired in April 2014, but, on July 15, 2014, the Company and Kodiak Capital Group, LLC amended the investment agreement to extend the agreement through December 31, 2015. Based upon the current price of our common stock, we believe that if Kodiak purchases all 50,000,000 shares of common stock, we will receive approximately $2,000,000.  The reasonable funding requirement of US$2,000,000 is estimated to fund our operations and capital requirements over the next 12 months. Management believes that the Company can be generating revenue in the next 6 – 12 months, and therefore will not require additional funding.

On November 20, 2012, we signed a memorandum of understanding with the Ministry of Health of the Republic of Ghana for the supply and implementation of a National Mobile Care program with Mobile Clinics and Clinical Command Centers integrated with the existing healthcare system and improve the healthcare delivery services to the rural and remote population of Ghana.

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

The Government of Guinea has been looking into securing funding for the Kallo MobileCare Project for US$ 200,000,925 and a financial institution has come to the stage of agreeing on the terms requested by the Government of Guinea based on their acceptable economic framework for such projects. We expect the final documentation between the financial institution and the Government of Guinea to be completed shortly, which would trigger the release of Kallo's down payment for the project initiation and production.

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

Based on the delivery of our plan, there is a lead-time of six months for production and delivery of the first two mobile clinics in Guinea and Ghana from the time of confirmed purchase order along with payments through bank.

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

For the Ghana Project, as of the date of this report, the Kallo Mobile Care Program project-scope has been elevated to national discussions to include key stakeholders in healthcare delivery, National Disaster Management Organization (NADMO), National Security Agency (NSA), Ministry of Defence, Ministry of Health, Ghana Health Services (GHS), National Development Planning Commission (NDPC) and the local governments.

New Business Developments in Ghana

As a result of the recent prioritization of Ministry Of Health Short and Medium-Long-Term Programmes of Work and Performance Targets and Agreements on Key Health Indicators from the Office of the President, on April 23, 2013, the Minister Of Health of Ghana Hon. Sherry Ayittey wrote to the Minister of Finance of Ghana that the Ministry of Health had received, considered and approved an unsolicited Offer/Proposal from Kallo Inc. for the provision of Fixed Facilities with funding from the Export-Import (EXIM) Bank of the USA. She stated in the letter that this Project deliverables are in line with policy and strategy guidelines and do reflect the aspirations of the Ministry.

A value for money (VFM) assessment conducted by the Ministry Of Health on our case development and deliverability has determined that the logic of the project, for the level of investment involved is clear and supported by evidence. She further states that the anticipated project solution represents a best value for money option.

The total value of this approved project is US$174,350,000 as confirmed by the Minister of Health in the approval letter.

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

Costs Associated with the Plan of Operations

Currently under the Plan of Operations, we have expenses towards six full time resources, including engineers, applications specialist, and project and operations managers.  We have completed the product development phase for Electronic Medical Records system, Mobile Clinics, and Clinical Command Centers.  Our efforts are focused in commercializing these technologies and generating revenue. The current capital requirement caters only to the resources, infrastructure, and business development expenses for these technologies. Management analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less for the next 12-18 months of operations.  We anticipates that this infusion of capital will generate revenue from sales of the above-mentioned technologies.  This will in turn sustain our company and enable further development of our other owned copyrighted technologies.

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order. Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and an advance payment of $24,990 has been received as of June 30, 2014. Revenue from this installation will be $30,000 with an anticipated gross profit of $20,000. An updated and more powerful version of the software will be available in 2014 and installation will be completed then. Clinical user and administrative training will be completed afterwards to ensure seamless transition to a paperless digital medical clinic.

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

KALLO MOBILE CARE

We have successfully launched one of our copyrighted technologies "MOBILE CARE" - mobile clinics in November 2011, and have since then received several enquiries for this product from countries in Africa, Southeast Asia, North West Territories and Northern Ontario in Canada, USA, and the Middle East. We have not been contacted by Sudan, Syria, or Iran.  If we were contacted by Sudan, Syria, or Iran, we would not do business with them or with any entity located within their geographical boundaries since they are designated by the U.S. Department of State as sponsors of terrorism and are subject to U.S. economic sanctions and export controls. Based on the levels of interest from the local Ministries of Health, we have selected companies with business and technical strengths as our local representatives for sales and support in the region. MOBILE CARE is a state of the art clinical setup in a vehicle equipped with the latest technology in healthcare. More than just a facility, MOBILE CARE can instantly connect the onboard physician with specialists for on-demand consultation via satellite through its Telehealth system. This is truly a holistic approach to delivering healthcare to the remotely located. For many rural communities, the nearest hospital, doctor or nurse may be hundreds of kilometers away. In many cases, this gap can be bridged using Telehealth technology that allows patients, nurses and doctors to talk as if they were in the same room. MOBILE CARE is not the same thing as EMR referred to herein.

We expect to see sales revenues from Kallo's Mobile Care business unit in the next twelve months. Our MOBILE CLINIC is equipped with necessary medical equipment as per regional healthcare requirements. We also install our copyrighted software and third party software as required. Revenue is generated by charging for medical equipment, software licenses, installation implementation and training. This generates an ongoing revenue stream for service, maintenance, spare-parts, and consumables.

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

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2014 or 2013. We are in the process of completing the user training for our first installation of EMR for specialists and we expect to start generating revenues in 2014 or 2015.

Expenses

During the three months ended June 30, 2014 we incurred total expenses of $432,173, including $158,697 in salaries and compensation, $11,374 in depreciation, $164,802 in professional fees, $18,299 in selling and marketing expenses and $79,001 as other expenses whereas during the three months ended June 30, 2013 we incurred total expenses of $192,785, including $155,557 in salaries and compensation, $22,142 in depreciation, $180,200 in professional fees, $124,056 in selling and marketing expenses and $91,109 in other expenses net of $333,612 gain in change in fair value on convertible promissory note and $46,667 gain on extinguishment of convertible promissory note. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase in our total expenses for the three months ended June 30, 2014 from the comparative period is mainly due to the unrealized gain of $380,279 on fair value changes and extinguishment in convertible promissory note in the previous quarter which was not present in the current quarter. Otherwise, there is a decrease of $10,768 in depreciation, $15,398 in professional fees, $105,757 in selling and marketing expenses and $12,108 in other expenses as the Company did not have to do as much work for getting the new contracts in the Republic of Ghana and Guinea.

During the six months ended June 30, 2014 we incurred total expenses of $1,077,167, including $519,900 in salaries and compensation, $22,747 in depreciation, $285,514 in professional fees, $142,435 in selling and marketing expenses and $106,571 as other expenses whereas during the six months ended June 30, 2013 we incurred total expenses of $1,027,757, including $330,342 in salaries and compensation, $44,284 in depreciation, $390,481 in professional fees, $174,068 in selling and marketing expenses and $88,582 in other expenses net of $34,003 gain in change in fair value of convertible promissory note and $46,667 gain on extinguishment of convertible promissory note. Our professional fees consist of legal, consulting, accounting and auditing fees. Total expenses for the six months ended June 30, 2014 are generally in line with the comparative period. There is an increase of $189,558 in salaries and compensation due to non-cash stock based compensation of $230,400 in 2014 to employees and professional fees decreased by $104,967.

Net Loss

During the three months ended June 30, 2014 we did not generate any revenues and incurred a net loss of $432,173 compared to a net loss of $192,785 during the same period in 2013. The main reason is mainly due to the unrealized gain of $380,279 on fair value changes and extinguishment in convertible promissory note in the previous quarter.

During the six months ended June 30, 2014 we did not generate any revenues and we incurred a net loss of $1,077,167 in line with a net loss of $1,027,757 during the same period in 2013.

Liquidity and capital resources

As at June 30, 2014, the Company had current assets of $139,147 and current liabilities of $1,076,912, indicating working capital deficiency of $937,765. As of June 30, 2014, our total assets were $1,082,887 in cash, prepaid expenses, copyrights, equipment and our total liabilities were $1,076,912 comprised of $920,780 in accounts payable and accrued liabilities, $20,000 in accrued officer salaries, short term loans of $50,135, deferred revenue of $24,990 and loan of $61,007

Cash used in operating activities amounted to $1,102,781 during the six months ended June 30, 2014, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the current six months period ended June 30, 2014.

Cash provided by financing activities during the six months ended June 30, 2014 amounted to $1,112,470 and represented proceeds from sale of common stock.

The Company issued 17,440,940 shares of common stock for cash consideration of $872,047 and obtained $249,983 from the exercise of a put with Kodiak during the six months period ended June 30, 2014.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS.

On July 29, 2011, Watt International Inc. ("Watt") commenced a third party claim against us concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of $161,673.67 plus unspecified "special" damage. Management is of the opinion that Watt has charged Kallo for services that Watt did not perform, and that Watt has duplicated charges for work that it performed. We intend to defend this case vigorously. Management has recognized an accrual for the amount of the claim. An estimate could not be made of the unspecified "special" damages.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2014.

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