Form 10-Q
period 2014-09-30
Kallo Inc.
filed 2014-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
OR
	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

675 Cochrane Drive,
West Tower, Suite 630
Markham, Ontario
Canada L3R 0B8
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES x     NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES x     NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer		Accelerated Filer	
Non-accelerated Filer (Do not check if smaller reporting company)		Smaller Reporting Company	x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      NO x

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 369,061,160 as of November 6, 2014.

KALLO INC.
SEPTEMBER 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	September 30,	December 31,
ASSETS	2014	2013
Current Assets:
Cash	$69,395	$27,448
Other receivables	15,008	12,276
Prepaid expenses	72,894	25,396
Total Current Assets	157,297	65,120

Deposit – long term	51,222	-
Copyrights	865,000	865,000
Equipment, net	13,852	47,973
TOTAL ASSETS	$1,087,371	$978,093

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$1,024,428	$1,082,587
Accrued officers' salaries	20,000	20,000
Loans payable	58,124	61,203
Short term loans payable	48,606	74,791
Short term loans payable – related parties	1,450	1,450
Deposit for shares to be issued	-	9,560
Deferred revenue	24,990	24,990
Total Current Liabilities	1,177,598	1,274,581

TOTAL LIABILITIES	1,177,598	1,274,581

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.00001 par value, 500,000,000 (December 31, 2013 – 500,000,000) shares authorized, 355,912,596 and 319,106,020 shares issued and outstanding, respectively.	3,559	3,191
Additional paid-in capital	20,532,799	18,669,367
Accumulated deficit	(20,626,585)	(18,969,046)

Total Stockholders' Deficiency	(90,227)	(296,488)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,087,371	$978,093

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Expenses
General and administration	$567,903	$233,198	$1,473,060	$1,128,073
Selling and marketing	22,497	93,358	164,932	267,426
Foreign exchange loss (gain)	(27,355)	15,216	(34,466)	2,922
Depreciation	11,374	22,143	34,121	66,427
Interest and financing costs	5,953	4,722	16,468	12,216
Change in fair value on convertible promissory note	-	(96)	-	(34,099)
Gain on extinguishment of convertible promissory note	-	(70,001)	-	(116,668)
Loss on extinguishment of short term loan payable	-	-	3,424	-
	580,372	298,540	1,657,539	1,326,297

Net Loss	$(580,372)	$(298,540)	$(1,657,539)	$(1,326,297)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	351,447,489	307,647,036	341,569,991	298,658,065

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the nine months ended September 30, 2014
(Amounts expressed in US dollars)
(Unaudited)

	Preferred Stock		Common Stock		Additional		Total
	$0.00001 par value		$0.00001 par value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance December 31, 2013	-	$-	319,106,020	$3,191	$18,669,367	$(18,969,046)	$(296,488)
Issuance of common shares – Kodiak put	-	-	3,472,223	35	249,948	-	249,983
Shares issued to director, employees and others for services	-	-	6,335,000	63	270,587	-	270,650
Settlement of short term loans payable by common shares	-	-	680,000	7	27,193	-	27,200
Issuance of common shares for cash	-	-	26,319,353	263	1,315,704	-	1,315,967
Net Loss	-	-	-	-	-	(1,657,539)	(1,657,539)
Balance September 30, 2014			$355,912,596	$3,559	$20,532,799	$(20,626,585)	$(90,227)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,657,539)	$(1,326,297)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	34,121	66,427
Stock based compensation	270,650	-
Loss on extinguishment of short term loan payable	3,424	-
Change in fair value on convertible promissory note	-	(34,099)
Gain on extinguishment of convertible promissory note	-	(116,668)
Non-cash settlement of expenses	-	5,000
Changes in operating assets and liabilities:
Increase in other receivables	(2,732)	(57,331)
(Increase) decrease in prepaid expenses	(98,720)	86,028
Increase (decrease) in accounts payable and accrued liabilities	(63,647)	66,295
NET CASH USED IN OPERATING ACTIVITIES	(1,514,443)	(1,307,659)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock, net	1,556,390	805,000
Proceeds for shares to be issued	-	269,235
Repayment of obligations under capital leases	-	(84,381)
Repayment of convertible promissory note	-	(50,000)
Proceeds from loans payable	-	19,840
Repayment of loans payable	-	(45,862)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,556,390	998,213
NET (DECREASE) INCREASE IN CASH	41,947	(309,446)
CASH - BEGINNING OF PERIOD	27,448	318,445
CASH - END OF PERIOD	$69,395	$8,999
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of loans payable into common shares	$23,776	$57,826
Maturity of capital lease obligations, included in accounts payable	-	108,268

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $20,626,585 at September 30, 2014. The Company is expected to incur additional losses as it develops its products and marketing channels.

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

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

On January 16, 2014, the holder of a promissory note converted the principal and interest outstanding of $23,776 into 680,000 shares. The fair value of the stock issued was $27,200 and therefore the Company experienced a loss on extinguishment of $3,424. The Company also issued 6,335,000 shares valued at $270,650 to various employees and a director as compensation for services rendered. During the nine months period ended September 30, 2014, the Company issued 26,319,353 shares for cash of $1,315,967 ($9,560 was collected prior to December 31, 2013).

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC whereby the company could issue 2,000,000 shares in exchange for an option to sell up to $2,000,000 worth of Company shares at a price equal to 80% of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. The Company recorded a stock subscription receivable (included in equity) in the amount of $100,000 which was determined to be the fair value of the option on September 26, 2012. On July 15, 2014, the Company and Kodiak extended the agreement through December 31, 2015. During the nine months period ended September 30, 2014, the Company put $249,983 and 3,472,223 shares were issued pursuant to the above Agreement.

NOTE 4 – WARRANTS

Warrant activity for the nine months ended September 30, 2014 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2013	1,580,000	$0.50
Granted	-	-
Cancelled	-	-
Exercised	-	-
Balance, September 30, 2014 (unaudited)	1,580,000	$0.50

Each warrant is exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement was declared effective on October 9, 2013.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months period ended September 30, 2014, 5,000,000 shares were granted to a director and officer of the Company as stock-based compensation and were valued at $200,000. 760,000 shares were granted to four other employees as stock-based compensation and were valued, using the market closing price on the date of grant, at $30,400. In addition, 4,304,633 shares were issued to a director of the Company for cash of $215,232.

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $1,450.

Included in accounts payable and accrued liabilities – other is an amount of $24,032 due to and in other receivables is an amount of $2,298 due from directors and officers of the Company as at September 30, 2014.

NOTE 6 – LOAN PAYABLE

As at September 30, 2014, a loan payable of $58,124 to an unrelated party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,235, all due within the next 12 months.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2014
(Amounts expressed in US dollars)
(Unaudited)

NOTE 7 – SHORT TERM LOANS PAYABLE

	September 30, 2014	December 31, 2013

Promissory note bearing interest at 10% per annum, due January 10, 2014	$-	$25,664
Promissory note bearing interest at 10% per annum, due January 15, 2014	25,007	25,528
Non-interest bearing advances from director	1,450	1,450
Non-interest bearing short term funding from third parties	23,599	23,599
	$50,056	$76,241

On October 10, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 10, 2014. Kallo did not pay on the due date and on January 16, 2014 the holder converted the principal and interest outstanding of $23,776 into 680,000 common shares.

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 15, 2014. Kallo did not pay on the due date and the holder agreed to extend the due date by four additional periods of three months up to January 15, 2015. The amount outstanding as at September 30, 2014 was $25,007, including interest.

As at September 30, 2014, the balance of $1,450 represented an advance from a director which was non-interest bearing, unsecured and has no fixed repayment date.

As at September 30, 2014, the balance of $23,599 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

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

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2014
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

New lease

On June 27, 2014, the Company entered into a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

Year ending December 31, 2014	$67,994
Year ending December 31, 2015	271,975
Year ending December 31, 2016	249,311
589,280

NOTE 9 – SUBSEQUENT EVENTS

Share issuance

From October 1, 2014 through November 6, 2014, the Company has issued 13,048,564 shares for cash of $652,428 and 100,000 shares to employees for services.

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

For the last four fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  One of these options is an equity line of credit from Kodiak Capital Group LLC.  Management's opinion is that this line of credit from Kodiak Capital Group LLC will enable continued operations for the next 12 months. During the nine months period ended September 30, 2014, Kallo has put and received $249,983 under the equity line of credit from Kodiak. There is no assurance that Kodiak Capital Group LLC will continue to supply us with additional money.  In the event we do not receive any funds from Kodiak, we will continue to borrow money from or sell restricted shares of our common stock to our officers and directors in order to maintain operations.  Our officers and directors are under no legal duty to provide us with additional financing nor have our officers and directors committed to provide us with additional financing.

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

Kallo and the Republic of Guinea have been working to conclude financing arrangements for the implementation of this contract. This process has taken much longer than originally anticipated due to the current challenges facing West Africa, which in particular has restricted travel to and from the region.

With financing arrangements now nearing completion, Kallo expects to begin production of the mobile clinics and specialist hospital in the first quarter of 2015.  The first set of mobile clinics is expected to be delivered in the second and third quarters of 2015, with the entire program scheduled for completion in 24 months from first delivery.

Furthermore, in response to a request from the Ministry of Health Ghana, Kallo has consolidated a proposal for countrywide healthcare delivery programs that includes Kallo's MobileCareTM, RuralCareTM and DialysisCareTM. The Minister of Health of Ghana, Hon. Dr. Kwaku Agyeman Mensah in an official letter to Kallo Inc. has conveyed a confirmed acceptance and prioritization of Kallo MobileCare; Kallo RuralCare and Kallo DialysisCare programs for Ghana.

Kallo consolidated these three projects at the request of the Honorable Minister of Health, and we are very happy with this letter of acceptance and confirmation. The total value of these three projects is $795,114,590.00 US dollars; the Health Minister of Ghana has further informed us that the procurement process will commence immediately upon the financing institution providing a term sheet. In view of this, both parties are now preparing to schedule a supply contract signing ceremony before the end of this year so as to enable Kallo to start the manufacturing process in Q1 2015.

Additionally, other West African countries have been in discussions with Kallo for the MobileCareTM and RuralCareTM programs. These countries include the Republic of Ghana, Sierra Leone and Nigeria.

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

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order. Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and an advance payment of $24,990 has been received as of September 30, 2014. Revenue from this installation will be $30,000 with an anticipated gross profit of $20,000. An updated and more powerful version of the software will be available in 2014 and installation will be completed then. Clinical user and administrative training will be completed afterwards to ensure seamless transition to a paperless digital medical clinic.

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

Results of operations

Revenues

We did not generate any revenues during the nine months ended September 30, 2014 or 2013. We are in the process of completing the user training for our first installation of EMR for specialists and we expect to start generating revenues in 2014 or 2015.

Expenses

During the three months ended September 30, 2014 we incurred total expenses of $580,372, including $309,459 in salaries and compensation, $11,374 in depreciation, $160,522 in professional fees, $22,497 in selling and marketing expenses and $76,520 as other expenses whereas during the three months ended September 30, 2013 we incurred total expenses of $298,540, including $143,135 in salaries and compensation, $22,143 in depreciation, $28,972 in professional fees, $93,358 in selling and marketing expenses and $81,029 in other expenses net of $96 gain in change in fair value on convertible promissory note and $70,001 gain on extinguishment of convertible promissory note. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase in our total expenses for the three months ended September 30, 2014 from the comparative period is mainly due to the unrealized gain of $70,097 on fair value changes and extinguishment in convertible promissory note in the previous quarter which was not present in the current quarter, an increase in salaries and compensation of $166,324 and an increase of $131,550 in professional fees. Otherwise, there is a decrease of $10,769 in depreciation, $70,861 in selling and marketing expenses and $4,509 in other expenses. The increase in salaries and compensation was mainly due to the cost of new hires during the quarter and issuance of shares to employees as Kallo start gearing up for the supply contract with the Republic of Guinea. The increase in professional fees was mainly due to the cost of changing auditors on June 3, 2014 and having the audit work on the December 31, 2013 financial statements performed by two different firms as a result.

During the nine months ended September 30, 2014 we incurred total expenses of $1,657,539, including $829,359 in salaries and compensation, $34,121 in depreciation, $446,036 in professional fees, $164,932 in selling and marketing expenses and $183,091 as other expenses whereas during the nine months ended September 30, 2013 we incurred total expenses of $1,326,297, including $473,477 in salaries and compensation, $66,427 in depreciation, $419,453 in professional fees, $267,426 in selling and marketing expenses and $250,281 in other expenses net of $34,099 gain in change in fair value of convertible promissory note and $116,668 gain on extinguishment of convertible promissory note. Our professional fees consist of legal, consulting, accounting and auditing fees. Total expenses for the nine months ended September 30, 2014 increased compared with the comparative period. There was an increase of $355,882 in salaries and compensation due to non cash stock based compensation of $270,650 in 2014 to employees and the hiring of new employees as Kallo start gearing up for the supply contract with the Republic of Guinea. There was an unrealized gain of $150,767 on fair value changes and extinguishment in convertible promissory note in the previous quarter which was not present in the current quarter. There was also an increase of $26,583 in professional fees. Otherwise, there is a decrease of $32,306 in depreciation, $102,494 in selling and marketing expenses and $67,190 in other expenses.

Net Loss

During the three months ended September 30, 2014 we did not generate any revenues and incurred a net loss of $580,372 compared to a net loss of $298,540 during the same period in 2013. The main reasons were the unrealized gain of $70,097 on fair value changes and extinguishment in convertible promissory note in the previous quarter and the increases in salaries and compensation and professional fees for the reasons discussed above.

During the nine months ended September 30, 2014 we did not generate any revenues and we incurred a net loss of $1,657,539 in line with a net loss of $1,326,297 during the same period in 2013.

Liquidity and capital resources

As at September 30, 2014, the Company had current assets of $157,297 and current liabilities of $1,177,598, indicating working capital deficiency of $1,020,301. As of September 30, 2014, our total assets were $1,087,371 in cash, other receivables, prepaid expenses, copyrights, equipment and our total liabilities were $1,177,598 comprised of $1,024,428 in accounts payable and accrued liabilities, $20,000 in accrued officer salaries, short term loans of $50,056, deferred revenue of $24,990 and loans payable of $58,124.

Cash used in operating activities amounted to $1,514,443 during the nine months ended September 30, 2014, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash used in investing activities during the current nine months period ended September 30, 2014.

Cash provided by financing activities during the nine months ended September 30, 2014 amounted to $1,556,390 and represented proceeds from sale of common stock.

The Company issued 26,319,353 shares of common stock for cash consideration of $1,315,967 and obtained $249,983 from the exercise of a put with Kodiak during the nine months period ended September 30, 2014.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.              RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.                    EXHIBITS.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/30/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.3

16.2	Letter from MaloneBailey, LLP.	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2014.

KALLO INC.
(The "Registrant")

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/30/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.3

16.2	Letter from MaloneBailey, LLP.	8-K	3/02/11	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X