Form 10-K
period 2014-12-31
Kallo Inc.
filed 2015-04-15
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

675 Cochrane Drive, West Tower, Suite 630
Markham, Ontario, Canada L3R 0B8
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2014: $12,487,516

The registrant had 391,946,160 shares of common stock outstanding as of April 15, 2015.

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

Target Market

Our primary target market for the point of care products is the Canadian health-care system including walk-in clinics/ physician offices, independent diagnostic centers, impendent health facilities, laboratories, and hospitals. Both the United States and Canadian governments are moving towards requiring EMR records with the Canadian system at a more advanced stage of acceptance.

We are targeting other countries globally and actively pursuing business opportunities to provide professional services for eHealth. Point of Care products are a fundamental requirement as a means to have information in the digital form for eHealth.

Our target market for Mobile Clinics and MC-Telehealth systems is global and we have established several sales and marketing partnerships under "Business Associate" Agreements either representing Kallo independently or as an organization. We are currently negotiating Mobile Clinic business in over 20 countries.

Intellectual Property and Research and Development

We continue our efforts in research and development through collaborations with medical faculties in Canada and United States on an ongoing basis where our company stands to benefit from the technology ownership of the treatment or diagnostic systems developed for commercial use.

During 2014, we did incur expenses (both management and technical) relating to research and development with considerable efforts in continuing our research and development work on the Mobile Clinic and Telehealth system, which would be rolled out in the near term in different geographies based on the needs and funding availability.

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

Managements View of the Market Trend Impact:

Our management believes that the market trends in Canada, United States and globally are continuing to reflect increased adoption of point of care technologies such as EMR and PACS.  This is very evident from the market information given below in the section "Market Trend and Positive Impact on Our Product".

The current trend in the market is highly favorable to our products and the timing of launch meets with the need and demand for the product in the market.

Market Trend and Positive Impact on Our Product

Our management believes that our EMR will offer customers a far richer integrated medical and clinical content delivered to the doctor at point of care, than any other system in terms of high-priority functionality. EMR is consistently rated among the leaders in all systems of its kind, offering us a significant quality advantage when competing for contracts. In addition, EMR's Clinical Information System is flexible enough that it can be installed in smaller hospitals that are far less attractive to our major competitors, and tailored to the specific needs and policies of that institution. The EMR also provides a multi-lingual platform, which may give us a competitive advantage in the international markets.

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

Agreement with Kodiak Capital Group, LLC

On October 20, 2014, we entered into an Investment Agreement with Kodiak Capital Group, LLC ("Kodiak") whereby we could issue 50,000,000 shares in exchange for an option to sell up to $2,000,000 worth of our shares at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. On October 29, 2014, we filed a Form S-1 registration statement relating to the resale of up to 50,000,000 common shares issuable to Kodiak for investment banking services pursuant to an Investment Agreement dated October 20, 2014. The termination date will be December 31, 2015.

Employees

As of April 4, 2015, we have sixteen full time employees.

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

Executive Offices

Our administrative office is located at 675 Cochrane Drive, Suite 630, Markham, Ontario, Canada, L3R 0B8, our telephone number is (416) 246-9997. We sublease this space from Bilfinger RE Asset Management Inc., pursuant to a written sublease expiring on January 31, 2017.  Our monthly lease payment is approximately $22,000. Our registered agent for services of process is the Corporation Trust Company of Nevada, located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is December 31st.

ITEM 1A.     RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.     PROPERTIES.

Our properties consist mainly of leased office facilities. The executive offices of Kallo Inc. are located at 675 Cochrane Drive, Suite 630, Markham, Ontario, Canada, L3R 0B8, our telephone number is (416) 246-9997.

ITEM 3.     LEGAL PROCEEDINGS.

On July 29, 2011, Watt International Inc. ("Watt") commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of Canadian $161,674 plus unspecified "special" damage. On November 18, 2014, Kallo signed a settlement agreement with Watt and agreed to pay Canadian $101,250 which has been paid as of April 10, 2015.

ITEM 4.     MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol "KALO". A summary of trading by quarter for 2014 and 2013 is as follows:

Fiscal Year – 2014	High Bid	Low Bid
Fourth Quarter 10-1-14 to 12-31-14	$0.25	$0.025
Third Quarter 7-1-14 to 9-30-14	$0.08	$0.0401
Second Quarter 4-1-14 to 6-30-14	$0.11	$0.0301
First Quarter 1-1-14 to 3-31-14	$0.45	$0.03

Fiscal Year – 2013	High Bid	Low Bid
Fourth Quarter 10-1-13 to 12-31-13	$0.06	$0.02
Third Quarter 7-1-13 to 9-30-13	$0.05	$0.02
Second Quarter 4-1-13 to 6-30-13	$0.04	$0.01
First Quarter 1-1-13 to 3-31-13	$0.04	$0.01

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

The 2011 Non-Qualified Incentive Stock Option Plan provides for the issuance of shares of our Common Stock for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the shares. The Plan included 10,000,000 shares of common stock. On April 10, 2015, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan; and, 2,766,666 shares of common stock remain available under this plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans
approved by security holders	None	None	None

Equity compensation plans
not approved by securities holders	0	$0.0	52,766,666

Total	0	$0.0	52,766,666

ITEM 6.     SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. All funds are reflected in United States dollars unless otherwise indicated.

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated minimal amount of revenues from our operations during the last six years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties.  We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.  There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that the Company will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last four fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  One of these options is an equity line of credit from Kodiak Capital Group LLC.  Management's opinion is that this line of credit from Kodiak Capital Group LLC will enable continued operations for the next 12 months. During the year ended December 31, 2014, Kallo has "Put" and received $481,583 under the equity line of credit from Kodiak. There is no assurance that Kodiak Capital Group LLC will supply us with any additional money.  In the event we do not receive any funds from Kodiak, we will continue to borrow money from or sell restricted shares of our common stock to our officers and directors in order to maintain operations.  Our officers and directors are under no legal duty to provide us with additional financing nor have our officers and directors committed to provide us with additional financing.

Analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less.  We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company ("Kodiak") whereby we have the right to "put" to Kodiak up to $2,000,000 in our shares of common stock.  In connection therewith, we have filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 shares of our common stock.  Our previous arrangement with Kodiak expired in April 2014, but, on July 15, 2014, the Company and Kodiak Capital Group, LLC amended the investment agreement to extend the agreement through December 31, 2015. Based upon the current price of our common stock, we believe that if Kodiak purchases all 50,000,000 shares of common stock, we will receive approximately $2,000,000.  Management believes that the Company can be generating revenue in the next 3-6 months, and therefore will not require additional funding.

On November 20, 2012, we signed a memorandum of understanding with the Ministry of Health of the Republic of Ghana for the supply and implementation of a National Mobile Care program with Mobile Clinics and Clinical Command Centers integrated with the existing healthcare system and improve the healthcare delivery services to the rural and remote population of Ghana.

On November 5, 2014, the Minister of Health of Ghana, Hon. Dr. Kwaku Agyeman Mensah in an official letter to Kallo Inc. conveyed a confirmed acceptance and prioritization of Kallo MobileCare; Kallo RuralCare and Kallo DialysisCare programs for Ghana.

Subsequent to the year ended December 31, 2014, the office of the Minister of Finance – Ghana has been presented an offer to finance healthcare projects in Ghana valued at Euros 850 million. 250 million euros is to be utilized for a nation-wide malaria vector larviciding program, and the balance 600 million euros is for the Nation wide deployment of Kallo MobileCare, RuralCare and DialysisCare programs from Kallo Inc.

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

New Business Developments in Ghana

On November 5, 2014, the Minister of Health of Ghana, Hon. Dr. Kwaku Agyeman Mensah in an official letter to Kallo Inc. conveyed a confirmed acceptance and prioritization of Kallo MobileCare; Kallo RuralCare and Kallo DialysisCare programs for Ghana. "The proposed program will allow for advanced primary care and the effective screening of suspected infectious disease cases at various geographic locations throughout Ghana, thereby reducing the spread of infection, bringing any outbreak under control to position Ghana for Medical Tourism." Said Hon. Dr. Kwaku Agyeman Mensah.

On January 27, 2015, the office of the Minister of Finance – Ghana has been presented an offer to finance healthcare projects in Ghana valued at Euros 850 million. 250 million euros is to be utilized for a nation-wide malaria vector larviciding program, and the balance 600 million euros is for the Nation wide deployment of Kallo MobileCare, RuralCare and DialysisCare programs from Kallo Inc.

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

Our plan and focus during the next twelve months include both, selling our existing product as well as developing and possibly selling new products. Since changing to our current business, we have generated minimal revenues.

Costs Associated with the Plan of Operations

Currently under the Plan of Operations, we have expenses towards sixteen full time resources, including engineers, applications specialist, and project and operations managers.  We have completed the product development phase for the Electronic Medical Records system, Mobile Clinics, and Clinical Command Centers.  Our efforts are focused in commercializing these technologies and generating revenue. The current capital requirement caters only to the resources, infrastructure, and business development expenses for these technologies. Management analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less for the next 12-18 months of operations. Kallo management anticipates that this infusion of capital will generate revenue from sales of the above-mentioned technologies.  This will in turn sustain the company and enable further development of our other owned copyrighted technologies.

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order.  Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and an advance payment of $24,990 has been received as of December 31, 2014. Revenue from this installation will be about $30,000 and we expect to complete installation in 2015. Clinical user and administrative training will be completed afterwards to ensure seamless transition to a paperless digital medical clinic.

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

Results of operations

December 31, 2014 compared to December 31, 2013

Revenues

We did not generate any revenues during the year ended December 31, 2014 or 2013. We are in the process of installing the software for our first installation of EMR for Specialists and will complete the installation in 2015. We also expect to generate revenues in 2015.

Expenses

During the year ended December 31, 2014 we incurred total expenses of $4,209,038, including $1,626,018 in salaries and compensation, $53,813 in depreciation, $732,863 in professional fees, $246,127 in selling and marketing expenses, $45,878 in interest and financing costs, $95,293 loss in change in fair value on derivative liabilities, $136,354 provision for costs of installation of our first EMR for Specialists over and above the expected revenue to be generated, $865,000 in impairment loss on copyrights and $407,692 as other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees.

During the year ended December 31, 2013 we incurred total expenses of $1,603,283.

The increase in our expenses for the year ended December 31, 2014 was primarily due to an increase in salaries and compensation of $1,020,400, including stock-based compensation of $722,930 issued to management and employees, an increase in professional fees of $367,086, an increase in loss on change in fair value on derivative liabilities/convertible promissory notes of $129,392, an increase in other expenses of $235,031, impairment loss of $865,000 on copyrights and a decrease in selling and marketing expenses of $113,532. The increases are generally due to moving to a bigger executive office and start of hiring of more full time employees as the Company embarks on the strategic planning and development of a roadmap in anticipation of the Ghana project materializing in 2015. The increase in professional fees is mainly due to the cost of changing auditors on June 3, 2014 and having the audit work on the December 31, 2013 financial statements performed twice by two different firms as a result.

Net Loss

During the year ended December 31, 2014 we incurred a net loss of $4,209,038 compared to a net loss of $1,603,283 in 2013.

Liquidity and capital resources

As at December 31, 2014, we had current assets of $408,882, current liabilities of $1,431,897, and a working capital deficiency of $1,023,015. As of December 31, 2014, our total assets were $556,343 in cash, other receivables, deferred project costs, prepaid expenses, deposit – long term, equipment and our total liabilities were $1,431,897 comprised of $924,494 in accounts payable and accrued liabilities, loans payable of $94,667, deferred revenue of $24,990, derivative liabilities of $336,390, deferred lease inducement of $35,181 and convertible promissory notes of $16,175.

Cash used in operating activities amounted to $2,726,435 during fiscal 2014, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash used in investing activities of $39,591 consisted of purchase of equipment.

Cash provided by financing activities during the year amounted to $2,995,015 and represented mainly proceeds from sales of common stock of $2,753,918 and proceeds from convertible promissory notes of $241,097.

Summary of critical accounting policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and in accordance with the instructions to Form 10-K related to smaller reporting companies as promulgated by the Securities and Exchange Commission.

Intangible Assets - Copyrights

Copyrights are stated at cost. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author's life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, it was determined that the copyrights were impaired as at December 31, 2014.

Impairment of Long-lived Assets

Long-lived assets comprise of equipment and copyrights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value. Management evaluated whether there are any adverse qualitative factors in respect to copyrights and equipment indicating that they might be impaired, reviewed its long-lived intangible assets and has determined that an impairment exists that relate to these assets through December 31, 2014, as described above.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financials

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Kallo Inc.
Markham, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Kallo Inc. and its subsidiary (collectively the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kallo Inc. and its subsidiary as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception and had an accumulated deficit of $23,178,084 at December 31, 2014 that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
Houston, Texas
April 15, 2015

Index to Financials

KALLO INC.
Consolidated Balance Sheets
As at December 31, 2014 and 2013
(Amounts expressed in US dollars)

ASSETS	2014	2013
Current Assets:
Cash	$250,339	$27,448
Other receivables	11,531	12,276
Deferred project costs	24,990	-
Prepaid expenses	122,022	25,396
Total Current Assets	408,882	65,120

Deposit – long term	49,220	-
Copyrights	-	865,000
Equipment, net	98,241	47,973
TOTAL ASSETS	$556,343	$978,093

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$924,494	$1,082,587
Accrued officers' salaries	-	20,000
Loans payable	56,112	61,203
Derivative liabilities	336,390	-
Convertible promissory notes, net of discount of $248,825	16,175	-
Short term loans payable	38,555	74,791
Short term loans payable – related parties	-	1,450
Deferred lease inducement	35,181	-
Deposit for shares to be issued	-	9,560
Deferred revenue	24,990	24,990
Total Current Liabilities	1,431,897	1,274,581

TOTAL LIABILITIES	1,431,897	1,274,581

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued or outstanding	950	-
Common stock, $0.00001 par value, 500,000,000 shares authorized, 382,156,160 and 319,106,020 shares issued and outstanding, respectively	3,822	3,191
Additional paid-in capital	22,297,758	18,669,367
Accumulated deficit	(23,178,084)	(18,969,046)

Total Stockholders' Deficiency	(875,554)	(296,488)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$556,343	$978,093

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2014	2013

Expenses
General and administration	$2,816,976	$1,374,871
Selling and marketing	246,127	359,659
Project costs	136,354	-
Foreign exchange gain	(53,827)	(28,188)
Depreciation	53,813	29,568
Interest and financing costs	45,878	18,140
Change in fair value on derivative liabilities	95,293	-
Change in fair value on convertible promissory notes	-	(34,099)
Impairment of copyrights	865,000	-
Loss on extinguishment of short term loan payable	3,424	-
Gain on extinguishment of convertible promissory notes	-	(116,668)
	4,209,038	1,603,283

Net Loss	$(4,209,038)	$(1,603,283)

Loss per share - Basic and diluted net	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	348,742,260	302,240,028

For the year ended December 31 2013, there were 1,580,000 warrants outstanding, which could potentially dilute basic earnings per share in the future, but which were not included in diluted loss per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
Consolidated Statements of Changes in Stockholders' Deficiency
(Amounts expressed in US dollars)

	Preferred Stock		Common Stock		Additional		Total
	$.00001 par value		$.00001 par value		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance December 31, 2012	-	$-	291,347,036	$2,913	$17,286,695	$(17,365,763)	$(76,155)
Issuance of common shares	-	-	26,402,460	264	1,319,860	-	1,320,124
Shares issued for consulting fees	-	-	200,000	2	4,998	-	5,000
Settlement of short term loans payable by common shares	-	-	1,156,524	12	46,249	-	46,261
Gain on extinguishment of loan payable to related party	-	-	-	-	11,565	-	11,565
Net Loss	-	-	-	-	-	(1,603,283)	(1,603,283)
Balance December 31, 2013	-	-	319,106,020	3,191	18,669,367	(18,969,046)	(296,488)
Issuance of common shares – Kodiak put	-	-	8,472,223	85	481,498	-	481,583
Shares issued to directors, employees and others for services	95,000,000	950	7,560,000	76	721,904	-	722,930
Settlement of short term loans payable by common shares	-	-	680,000	7	27,193	-	27,200
Issuance of common shares for cash	-	-	45,637,917	456	2,281,439	-	2,281,895
Shares issued and issuable for consulting fees	-	-	700,000	7	116,357	-	116,364
Net Loss	-	-	-	-	-	(4,209,038)	(4,209,038)
Balance December 31, 2014	95,000,000	$950	382,156,160	$3,822	$22,297,758	$(23,178,084)	$(875,554)

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,209,038)	$(1,603,283)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	53,813	29,568
Stock-based compensation	722,930	5,000
Impairment of copyrights	865,000	-
Debt forgiveness	(31,514)	-
Loss on extinguishment of short term loan payable	3,424	-
Amortization of debt discount	16,175	-
Deferred lease inducement	35,181	-
Change in fair value on derivative liabilities	95,293	-
Change in fair value on convertible promissory notes	-	(34,099)
Gain on extinguishment of convertible promissory notes	-	(116,668)
Unrealized foreign exchange gains	(41,927)	-
Stock-based compensation - consultants	116,364	-
Changes in operating assets and liabilities:
Decrease (Increase) in other receivables	745	(8,300)
Decrease (Increase) in deferred project cost	(24,990)	-
Decrease (Increase) in prepaid expenses and deposits	(145,846)	112,421
Increase (Decrease) in accounts payable and accrued liabilities	(182,045)	24,403
NET CASH USED IN OPERATING ACTIVITIES	(2,726.435)	(1,590,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(39,591)	-
CASH USED IN INVESTING ACTIVITIES	(39,591)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Stockholder advances	-	19,840
Proceeds from issuance of common stock	2,753,918	1,290,124
Proceeds for shares to be issued	-	9,560
Repayment of obligations under capital leases	-	(47,841)
(Repayment of) Proceeds from convertible promissory notes	241,097	(20,000)
Proceeds from loans payable	-	48,278
CASH PROVIDED BY FINANCING ACTIVITIES	2,995,015	1,299,961

Effect of exchange rate changes on cash	(6,098)	-

NET (DECREASE) INCREASE IN CASH	222,891	(290,997)
CASH
Beginning of period	27,448	318,445
End of period	$250,339	$27,448

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$27,477	$18,090
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of loans payable into common shares	$27,200	$57,826
Purchase of equipment in accounts payable	$64,490	$-
Initial debt discount on convertible promissory notes	$241,096	$-
Common stock issued to third party for payment of debt	$-	$30,000
Maturity of capital lease obligations, included in accounts payable	$-	$108,268

The accompanying notes are an integral part of these consolidated financial statements

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 1 - BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $23,178,084 at December 31, 2014. The Company is expected to incur additional losses as it develops its products and marketing channels.

The Company has met its historical working capital requirements from the sale of common shares and short term loans. In order to not burden the Company, the officer/stockholder has agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company's ability to continue as a going concern. If management is unsuccessful in these efforts, discontinuance of operations is possible. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and in accordance with the instructions to Form 10-K related to smaller reporting companies as promulgated by the Securities and Exchange Commission.

Basis of Consolidation

The consolidated financial statements include the accounts of Kallo and its wholly-owned subsidiary, Rophe Medical Technologies Inc. Significant inter-company transactions and balances have been eliminated on consolidation.

Cash

Cash includes cash on hand and highly liquid investments with a maturity of three months or less at acquisition.

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

Equipment

Equipment comprise computer equipment, software, office furniture and equipment and leasehold improvement and are stated at cost less accumulated depreciation. The cost of the equipment is depreciated using the straight-line method over the estimated useful life of the related assets of between 1 - 5 years.

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

Deposit – long term

Deposit – long term represents prepayments of rent due at the end of our new office lease.

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Intangible Assets - Copyrights

Copyrights are stated at cost. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author's life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, it was determined that the copyrights were impaired as at December 31, 2014.

Impairment of Long-lived Assets

Long-lived assets comprise of equipment and copyrights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value. Management evaluated whether there are any adverse qualitative factors in respect to copyrights and equipment indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that the copyrights were impaired as at December 31, 2014.

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

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which a change in judgement occurs, as a result of information that arises or when a tax position is effectively settled.  Interest and penalties related to income tax matters are recognized in general and administrative expense. As at December 31, 2014, the Company's tax returns for the tax years ended December 31, 2011, 2012 and 2013 were open for examination.

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

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

The following is a summary of our financial instruments that are accounted for at fair value by level within the fair value hierarchy at December 31, 2014 and 2013:

December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$336,390	$336,390

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

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Contingencies

The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. Legal defense costs are accrued as incurred. See Note 12.

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

Convertible promissory note

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments if they do not meet the criteria for classification in stockholders' equity.

The Company has evaluated the terms and conditions of the convertible note under the guidance of ASC 815. The conversion feature did not meet the definition of "indexed to a company's own stock" provided for in ASC 815. Therefore, the conversion feature requires bifurcation and liability classification. The Company recorded the beneficial conversion feature as a derivative liability and debt discount and is amortized over the life of the convertible note. The debt discount is recorded against the related convertible note outstanding. The amortization is recorded as interest expense. The derivative liabilities are re-valued at the end of each reporting period using the Black-Scholes method, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.

Non-monetary transactions

The Company applies ASC 845, "Accounting for Non-Monetary Transactions", to account for services received through non-cash transactions based on the fair values of the services involved, where such values can be determined. If fair value of the services received cannot be determined, then the fair value of the shares given as consideration is used.

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
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

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were approximately $27,868 and $65,484, during the years ended December 31, 2014 and 2013, respectively.

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

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK

Common Stock

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the company could issue shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. In connection therewith, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 common shares. The previous arrangement with Kodiak expired in April 2014, but on July 15, 2014, the Company and Kodiak amended the investment agreement to extend the agreement through December 31, 2015. During the year ended December 31, 2014, the Company put $481,583 and 8,472,223 shares were issued pursuant to the above Agreement.

On June 27, 2011, Kallo registered 10,000,000 shares under a 2011 Non-Qualified Stock Option Plan to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2014, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan.

On September 6, 2012, Kallo registered 50,000,000 shares under a 2012 Non-Qualified Stock Option Plan to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2014, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

During 2014, the holder of a promissory note converted the principal and interest outstanding of $23,776 into 680,000 shares. The fair value of the stock issued was $27,200 and therefore the Company experienced a loss on extinguishment of $3,424. The Company also issued 7,560,000 shares valued at $434,150 to various employees and directors as compensation for services rendered and 700,000 shares valued at $116,364 to consultants for services rendered. During the year ended December 31, 2014, the Company issued 45,637,917 shares for cash of $2,281,895 ($9,560 was collected prior to December 31, 2013).

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK (continued)

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

Preferred Stock

During 2014, the Company has designated 95,000,000 of its preferred stock as Series A Preferred Stock, each of which has 100 votes. The Company, will not, without the affirmative vote or written consent of the holders of at least a majority of the outstanding Series A Preferred Stock (i) authorize or create any additional series of stock ranking prior to or on a parity with the Series A Preferred Stock as to dividends, voting rights, or the distribution of assets upon liquidation; or (ii) change any of the rights, privileges or preferences of the Series A Preferred Stock.

The Company issued 95,000,000 Series A Preferred shares to several directors as compensation for services rendered during 2014. The shares of Series A Preferred stock are not convertible, carry voting rights of 100 votes per Preferred share and the fair value of the Preferred shares were deemed to be $288,780 based on the voting rights of the Preferred shares relative to the fair value of the Company at the date of the issuance.

NOTE 4 – WARRANTS

Warrant activity during 2014 and 2013 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2012	1,580,000	$0.50
Granted	-	-
Balance, December 31, 2013	1,580,000	$0.50
Granted	-
Expired	(1,580,000)
Balance, December 31, 2014	-	$-

Each warrant was exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement was declared effective on October 9, 2013 and the warrants expired unexercised in 2014.

The value of the stock purchase warrants granted in 2010 was valued at $117,620 using the following assumptions and estimates in the Black-Scholes model: Expected life of 1.2 years, volatility of 100%, dividend yield of 0% and risk-free interest rate of 1.40%.

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2014, 6,000,000 common shares (2013 - NIL) were issued to directors of the Company as stock-based compensation and were valued, using the market closing price on the date of the grant, at $350,000. Also during 2014, 95,000,000 Series A Preferred Stock were issued to directors of the Company as stock-based compensation and were valued at $288,780 based on the voting rights of the Preferred shares relative to the fair value of the Company at the date of the issuance. In addition, 6,304,633 shares (2013 – NIL) were issued to a director of the Company for cash of $315,232.

During 2014, $20,000 previously accrued for officers' salaries were written off and included in general and administration expenses.

During 2013, 1,156,524 shares were issued to a director of the Company for an amount of $46,261 as repayment of short term loans payable. The debt outstanding was $57,826, therefore the Company experienced a gain on debt extinguishment of 11,565. Since the gain involved a related party, it was treated as capital contribution.

Included in short term loans payable is an amount due to a shareholder and director of the Company for the amount of $NIL (2013 - $1,450).

Included in accounts payable and accrued liabilities is an amount of $15,714 (2013 - $68,574) due to directors and officers of the Company as at December 31, 2014.

NOTE 6 – EQUIPMENT

	2014	2013

Computer equipment under capital lease	$223,683	$223,683
Nexus computer equipment under capital lease	42,023	42,023
Computer equipment	39,338	-
Computer software	9,577	-
Office furniture and equipment	24,796	-
Leasehold improvement	30,370	-

Total Equipment	369,787	265,706
Less accumulated depreciation	(271,546)	(217,733)

Equipment – net	$98,241	$53,813

Depreciation expense during 2014 and 2013 were $53,813 and $29,568 respectively.

During 2013, the Company increased its estimate of the useful lives of certain computer equipment to better reflect the period it plans to use the equipment before replacing them. This change had the effect of decreasing the net loss for 2013 by $47,973.

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 7 – COPYRIGHTS

On December 11, 2009, the Company acquired 100% of Rophe Medical Technologies Inc. ("Rophe") for cash consideration of $1,200,000 and 3,000,000 of the Company's common shares valued at $0.122 per share for total purchase price of $1,565,000.

Subsequently, the Rophe Acquisition payment terms were amended and 3,000,000 additional shares of restricted common stock were issued in 2009 as payment for $400,000 with the remaining cash consideration as follows: $35,000 by March 5, 2010, $65,000 by March 31, 2010, $233,333 on launch of Project 1; $233,333 on launch of Project 2; and, $233,334 on launch of Project 3. All three projects are included in the integrated solution in the MobileCare and RuralCare projects being proposed under the Ghana Project and Guinea Project mentioned in Note 12 and hence the total amount of $700,000 will be due and payable upon closing of either the Ghana Project or Guinea Project. As at December 31, 2014, there is a payable in the amount of $525 (2013 - $525) which is included in accounts payable and accrued liabilities. The 3,000,000 shares were considered issued as at the closing date of the acquisition and valued based on discounted market price per share at the date of acquisition and the total of 6,000,000 shares issued for the Rophe acquisition are restricted.

The total recorded acquisition price of $865,000 was allocated to the copyrights obtained in the acquisition as they were the only significant assets of Rophe, which did not have any operations. The copyrights relate to the following technologies: "EMR Integration Engine" to provide integrated solutions for interoperability within the continuum of care, "C&ID-IMS", an Internet-based solution for monitoring and managing Communicable and Infectious Disease information, "CCG", a clinical-care globalization technology and "MC-Telehealth", a mobile clinic long distance with Telehealth technology. The Company has not recorded the remaining contingent payment of $700,000 due to the uncertainty of the launch of Projects 1, 2 and 3. According to the Canadian Intellectual Property laws, the life of a copyright is the author's life plus fifty years.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company continues to develop these technologies for use in a diverse range of potential products and expect to make use of them in future Projects. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on Management's estimation of future profits and as the Company has not generated any revenues from these copyrights yet, it was determined that the copyrights were impaired as at December 31, 2014.

NOTE 8 – LOAN PAYABLE

As at December 31, 2014, a loan payable of $56,112 (2013 - $61,203) to an unrelated party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,233. Future scheduled repayments of principal are as follows:

Within one year	$56,112
$56,112

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are unsecured and bear interest at between 8% and 10% per annum with all principal and accrued interest due and payable one year from the dates of execution of the Notes. The Notes are due as follows: $125,000 on December 1, 2015, $40,000 on December 11, 2015 and $100,000 on December 21, 2015 and were issued at $118,732, $37,982 and $84,382 respectively with effective interest rates of 324%, 324% and 315% respectively. The Holders of the $125,000 and $40,000 Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share equal to 25% discount to the average of the previous two lowest trading days over the last 15 trading days prior to the Conversion Date. The Holder of the $100,000 Note can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share equal to 35% discount to the lowest trading day over the last 15 trading days prior to the Conversion Date.

At the commitment dates, the initial fair values of the embedded conversion feature were estimated at $386,187 and recorded as derivative liabilities, resulting in a Day 1 loss of $145,090. On December 31, 2014 the derivative liabilities were valued at $336,390 which resulted in gain in a further gain in fair value of $49,797 for the year ended December 31, 2014. The original issue discount was $23,904 and $241,096 was allocated to the warrant derivative. The total debt discounts of $265,000 are amortized over the terms of the respective Notes and were $248,825 at December 31, 2014 resulting in net finance charge of $16,175 for the year ended December 31, 2014 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Black Scholes model.

The following table illustrates the fair value adjustments that were recorded related to the derivative liabilities associated with the convertible promissory notes:

Conversion feature of new promissory notes	$386,187
Change in fair value (gain)	(49,797)
Fair value as at December 31, 2014	$336,390

A summary of the promissory notes is as follows:

New convertible promissory notes	$265,000
Original issue discount	(23,904)
Warrant derivative	(241,096)
Amortization of debt discount	16,175
Balance as at December 31, 2014	$16,175

In the previous year, the convertible promissory notes were unsecured and bore interest at 3.25% per annum with all principal and accrued interest due and payable one year from the dates of execution of the Notes. The Notes were due as follows: $20,000 on April 23, 2013, $10,000 on July 5, 2013, $20,000 on August 22, 2013. The Holders could, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share equal to 30% discount to the average of the previous three lowest trading days over the last 10 trading days prior to the Conversion Date. All shares converted on or after six months from the dates of execution of the notes would have been issued as free-trading, unrestricted shares. The Company could prepay these Notes at anytime without penalty and without the prior consent of the Holders.

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES (continued)

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

Fair value as at December 31, 2012	$200,767
Repayment of convertible promissory note	(50,000)
Gain on extinguishment of convertible promissory note	(116,668)
Change in fair value (gain)	(34,099)
Fair value as at December 31, 2013	$-

NOTE 10 – SHORT TERM LOANS PAYABLE

	2014	2013

Promissory note bearing interest at 10% per annum, due January 10, 2014	$-	$25,664
Promissory note bearing interest at 10% per annum, due April 15, 2015	25,020	25,528
Non-interest bearing advances from director	-	1,450
Non-interest bearing short term funding from third parties	13,535	23,599
	$38,555	$76,241

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

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 15, 2014. Kallo did not pay on the due date and the holder agreed to extend the due date by five additional periods of three months up to April 15, 2015. The amount outstanding as at December 31, 2014 was $25,020 (2013 - $25,528), including interest.

As at December 31, 2013, the balance of $1,450 represented an advance from a director which was non-interest bearing, unsecured and had no fixed repayment date. This advance was written off during 2014.

As at December 31, 2014, the balance of $13,535 (2013 - $23,599) represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date. The decrease in the balance is as a result of write off of loans of $10,064.

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 11 – INCOME TAXES

The Company had no income taxes payable at December 31, 2014 and 2013.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2014	2013
Net loss for the year	$(4,209,038)	$(1,603,283)
Effective statutory rate	34%	34%
Expected tax recovery	$(1,431,073)	$(545,116)
Net effects of non deductible and allowable items	29,697	(51,197)
Change in valuation allowance	1,401,376	596,313
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

	2014	2013
Net operating loss carry forward	$3,710,244	$2,538,950
Equipment	9,335	(220,747)
Valuation allowance	(3,719,579)	(2,318,203)
Deferred tax assets, net of valuation allowance	$-	$-

Net operating loss carry forwards totaled approximately $10,912,000 at December 31, 2014. The net operating loss carry forwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2014 due to uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

Operating lease

The Company has a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

2015	$262,563
2016	240,683
$503,246

Total rent expense for the above lease was as follows:

2014	$122,432

Software development

On December 10, 2010, the Company entered into a North American Authorized Agency Agreement (the "Agreement") with Advanced Software Technologies, Inc., located in the Grand Cayman Islands ("AST"). Under the Agreement, the Company was appointed sales agent for AST and will be paid fees by AST for selling AST products. The Company has agreed to pay AST a total of $213,000 for modification of the AST products to comply with the requirements of the Canadian Electronic Health Record market, of which $NIL (2013 - $NIL) was paid in 2014. The remaining balance of $63,543, included in accounts payable and accrued liabilities, is still unpaid due to dispute between Kallo and AST.

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

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

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

Executive Infrastructure Architect Services

The Company entered into a Statement of Work for Services Agreement (the "Agreement") with IBM Canada Limited ("IBM"). Under the Agreement, IBM will provide access to resources to perform services selected by the Company. The Company has agreed to pay IBM on a time and material basis with a total estimated charges of $876,233, of which $127,643 was invoiced in 2014.

Consulting

The Company entered into a consulting agreement with a third party for the introduction to sources of financing and capital and conduct of a market management campaign. Under the Agreement, the Company has agreed to pay monthly fees from January 2015 to November 2015 totaling $75,000 and issue one million common shares in 2015.

Contingencies

On July 29, 2011, Watt International Inc. ("Watt") commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt is seeking damages in the amount of Canadian $161,674 plus unspecified "special" damage. On November 18, 2014, Kallo signed a settlement agreement with Watt and agreed to pay Canadian $101,250, of which $70,000 was paid and $31,250 (US$26,938) was accrued as at December 31, 2014.

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

Index to Financials

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2014 and 2013
(Amounts expressed in US dollars)

NOTE 13 – SUBSEQUENT EVENTS

Share issuance

In the first quarter of 2015, the Company has signed subscription agreements for the issuance of 6,040,000 shares in consideration of $302,000 cash and the Company put $54,600 and 1,250,000 shares were issued pursuant to the Kodiak agreement discussed in Note 3. In addition, the Company issued 2,500,000 shares as compensation for consulting services.  As of April 15, 2015, the Company had received an additional $110,000 as a deposit for a future share purchase.

Convertible promissory notes

After December 31, 2014, the Company issued several convertible promissory notes for a total amount of up to $1,157,500, of which $406,628 has been received as at April 15, 2015.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On June 3, 2014, we terminated Schwartz Levitsky Feldman LLP, 2300 Yonge Street, Suite 1500, Toronto, Ontario, Canada M4P 1E4 as our independent registered accounting firm.  The decision to dismiss Schwartz Levitsky Feldman LLP as our independent registered public accounting firm was approved by our board of directors on June 3, 2014.   Except as noted in the paragraph immediately below, the reports of Schwartz Levitsky Feldman LLP on the financial statements for the years ended December 31, 2012 and 2011 did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.  Schwartz Levitsky Feldman LLP did not issue any report on any financial statements for the period January 1, 2013 to the present.

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

During the years ended December 31, 2012 and 2011 and for the period January 1, 2013 through March 31, 2014 and through June 3, 2014,  we have not had any disagreements with Schwartz Levitsky Feldman LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Schwartz Levitsky Feldman LLP's satisfaction, would have caused it to make reference to the subject matter of the disagreements in its reports on our consolidated financial statements for such years or in connection with its reports in any subsequent interim period through the date of dismissal with the exception of the following:

Schwartz Levitsky Feldman LLP failed to timely audit our financial statements for the period ended December 31, 2013.  The auditor requested an opinion to the affect that there were no violations of the Foreign Corrupt Practices Act.  We complied and had our securities attorney issue an opinion that there were no violations of the Foreign Corrupt Practices Act.  Then, after receiving the requested opinion, the auditor decided that it would require a second opinion from an "independent" attorney.  Again, we complied having retained a law firm in New York City, which specialized in the Foreign Corrupt Practices Act.   Again, the opinion reflected there was no violation of the Foreign Corrupt Practices Act.  After that, the auditor wanted the opinion from the New York City firm to contain additional language, which the independent lawyer felt that Schwartz Levitsky Feldman LLP was trying to influence the attorney's independent opinion.  The auditor could not give us a definitive date or specific conditions which would result in the issuance of its audit opinion of the December 31, 2013 financial statements.   Under the circumstances we had no choice but to obtain the services of a new auditor.  After retaining MaloneBailey LLP, MaloneBailey LLP was able to render an unqualified audit opinion.  We have authorized Schwartz Levitsky Feldman LLP to respond fully to the inquiries of MaloneBailey LLP concerning the disagreement.   Schwartz Levitsky Feldman LLP alleged that it did not receive an unqualified opinion by independent legal counsel to confirm that that there were no violations of the Foreign Corrupt Practices Act (See Exhibit 16.1 to Amendment No. 1 to Form 8-K filed with the SEC on June 13, 2014).  However, Schwartz Levitsky Feldman LLP failed to disclose that in fact it received two opinions from two law firms that there were no violations, as they did not consider these to be independent and unqualified.  Further, Schwartz Levitsky Feldman LLP did not conduct any independent investigation, as they were repeatedly informed by the Company that the Company's independent legal counsel in New York was conducting such an investigation.

Thereafter, MaloneBailey issued an unqualified audit opinion after having access to the same information that Schwartz Levitsky Feldman had access to and audited our financial statements for the year ended December 31, 2013 and reviewed our Form 10-Q for the period ended March 31, 2014.  With respect to the audit of the period from December 12, 2006 (inception) through December 31, 2013, we obtained a waiver from the Division of Corporate Finance, Chief Accountant's Office.  The amounts from December 12, 2006 to December 31, 2013 are labelled "unaudited".

During the years ended December 31, 2012 and 2011 and through June 3, 2014, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

On August 8, 2014, we delivered a copy of this amended report to Schwartz Levitsky Feldman LLP.  On August 12, 2014, Schwartz Levitsky Feldman LLP responded thereto.  Their response is filed herewith as Exhibit 16.1 to our amended Form 8-K filed with the SEC on August 13, 2014.  The foregoing response advised the SEC that Schwartz Levitsky Feldman LLP sought an unqualified opinion from the foregoing New York law firm which was not supplied and in addition they were repeatedly informed by the Company that the Company's independent New York law firm was conducting an independent investigation in this matter which report was also not provided, and as a result Schwartz Levitsky Feldman LLP was unable to alleviate their concerns of a potential violation of the Foreign Corrupt Practices Act and therefore were unable to release their audit opinion for the year ended December 31, 2013.

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

Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company's financial statements for the year ended December 31, 2014.

We have not taken any steps to remedy the foregoing material weaknesses.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Cecil	51	Chairman of the Board of Directors, Chief Executive
675 Cochrane Drive, West Tower, Suite 630 Markham, ON L3R 0B8		Officer and Chief Financial Officer

Vince Leitao	52	President, Chief Operating Officer
675 Cochrane Drive, West Tower, Suite 630 Markham, ON L3R 0B8		and a Director

Lloyd A. Chiotti	66	Director
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel R Baker	79	Secretary and a Director
89 Shawnee Circle Toronto, ON, M2H 2X9

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

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.2 to our Form S-1 filed with the Securities and Exchange Commission on August 25, 2014.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock.  Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2014, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
John Cecil	2014	160,941	0	412,785	0	0	0	43,154	616,880
Chairman & CEO	2013	172,567	0	0	0	0	0	0	172,567

Vince Leitao	2014	160,941	0	60,796	0	0	0	0	221,737
President	2013	172,567	0	0	0	0	0	0	172,567

Samuel Baker	2014	0	0	150,000	0	0	0	0	150,000
Secretary	2013	0	0	0	0	0	0	0	0

[1]	During the year ended December 31, 2014, 6,000,000 common shares and 95,000,000 Series A Preferred shares were issued to directors and officers and their family for a total amount of $638,780, of which $NIL was contributed as cash by them and $638,780 was granted to them as stock-based compensation.

The number of shares issued as compensation to each named executive officer and their family for the year ended December 31, 2014 was as follows:

•	John Cecil - 5,000,000 common shares and 70,000,000 Series A preferred shares issued as compensation valued at $412,785
•	Vince Leitao – 20,000,000 Series A preferred shares issued as compensation valued at $60,796
•	Samuel Baker - 1,000,000 common shares issued as compensation valued at $150,000
•	Lloyd Chiotti – 5,000,000 Series A preferred shares as compensation valued at $15,199

The values reported represent the issue date fair value of the shares calculated as the difference between the quoted stock price per share of between $0.04 and $0.15 per share at the time of issue and the issuance price of $0.0001 per share multiplied by the number of shares issued.

The following table sets forth information with respect to compensation paid by us to our directors during the last completed fiscal year December 31, 2014.

Director Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Cecil	0	0	0	0	0	0	0

Vince Leitao	0	0	0	0	0	0	0

Lloyd Chiotti	0	15,199	0	0	0	0	15,199

Samuel Baker	0	0	0	0	0	0	0

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

Name and Address Beneficial Owner [1]	Number of Common Shares Owned	Percentage of Ownership	Number of Preferred Shares Owned	Percentage of Ownership
John Cecil [2]	91,612,857	23.97%	70,000,000	73.69%
675 Cochrane Drive, West Tower, Suite 630 Markham, ON L3R 0B8

Vince Leitao [3]	55,837,845	14.61%	20,000,000	21.05%
675 Cochrane Drive, West Tower, Suite 630 Markham, ON L3R 0B8

Lloyd Chiotti	28,575,977	7.48%	5,000,000	5.26%
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel Baker [4]	14,013,850	3.67%	-	-
255 Duncan Mill Road, Unit 504 Toronto, ON, M3B 3H9

All Officers and Directors as a Group (4 persons)	190,040,529	49.73%	95,000,00	100%

[1]
The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]	Includes 17,600,000 shares of common stock owned by family members of John Cecil.
[3]	Includes 15,000,000 shares of common stock owned by family members of Vince Leitao.
[4]	Includes 410,000 shares of common stock owned by family members of Samuel Baker.
[5]	Each preferred share is entitled to 100 votes.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the year ended December 31, 2013, 1,156,524 shares were issued to Lloyd Chiotti, a director of the Company, for a total amount of $46,261, of which $46,261 was for repayment of short term loans payable.

As at December 31, 2013, we owe our officers and directors $68,574 in accounts payable and accrued liabilities and $1,450 in a non-interest bearing advance to our Company.

During the year ended December 31, 2014, 5,000,000 common shares and 1,000,000 common shares were issued respectively to John Cecil, our Chief Executive Officer and Chairman of our Board of Directors and to Samuel Baker, our Secretary, as stock-based compensation and were valued at $200,000 and $150,000 respectively. Furthermore, 70,000,000 Series A Preferred shares, 20,000,000 Series A Preferred shares and 5,000,000 Series A Preferred shares were issued respectively to John Cecil, our Chief Executive Officer and Chairman of our Board of Directors, to Vince Leitao, our President and Chief Operating Officer and to Lloyd Chiotti, a Director, as stock-based compensation and were valued at $212,785, $60,796 and $15,199 respectively and an additional 6,304,633 shares were issued to Mr. Chiotti for cash of $315,232.

As at December 31, 2014, we owe our officers and directors $15,714 in accounts payable and accrued liabilities.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)        Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2014	$50,000	MaloneBailey LLP
2013	$66,638	MaloneBailey LLP
2013	$98,135	Schwartz Levitsky Feldman LLP

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey LLP
2013	$0	Schwartz Levitsky Feldman LLP

(3)        Tax Fees

  The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014	$0	MaloneBailey, LLP
2013	$0	MaloneBailey LLP
2013	$0	Schwartz Levitsky Feldman LLP

(4)        All Other Fees

  The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014	$0	MaloneBailey LLP
2013	$0	MaloneBailey LLP
2013	$29,947	Schwartz Levitsky Feldman LLP

(5)	Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014.	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.8	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.9	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.10	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.11	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.12	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.13	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.14	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.17	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.18	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.19	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.20	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.21	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.22	Addendum to Investment Agreement with Kodiak.	S-1/A-4	7/31/13	10.33

10.23	Second Addendum to Investment Agreement with Kodiak.	S-1	8/25/14	10.34

10.24	Email from Kodiak.	S-1/A-1	9/24/14	10.35

10.25	Email from Kodiak.	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics.	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP.	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

99.3	FCPA Code.	S-1	8/25/14	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of April, 2015.

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
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	Principal Executive Officer, Principal	April 15, 2015
John Cecil	Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

VINCE LEITAO	President, Chief Operating Officer and	April 15, 2015
Vince Leitao	a member of the Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	April 15, 2015
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Member of the Board of Directors	April 15, 2015
Lloyd A. Chiotti

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014.	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.8	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.9	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.10	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.11	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.12	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.13	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.14	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.17	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.18	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.19	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.20	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.21	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

10.22	Addendum to Investment Agreement with Kodiak.	S-1/A-4	7/31/13	10.33

10.23	Second Addendum to Investment Agreement with Kodiak.	S-1	8/25/14	10.34

10.24	Email from Kodiak.	S-1/A-1	9/24/14	10.35

10.25	Email from Kodiak.	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics.	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP.	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

99.3	FCPA Code.	S-1	8/25/14	99.3

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X