Form 10-Q
period 2015-03-31
Kallo Inc.
filed 2015-05-20
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]   NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 419,243,900 as of May 14, 2015.

KALLO INC.
MARCH 31, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	March 31,	December 31,
ASSETS	2015	2014
Current Assets:
Cash	$74,077	$250,339
Other receivables	10,531	11,531
Deferred project costs	24,990	24,990
Prepaid expenses	143,326	122,022
Total Current Assets	252,924	408,882

Deposit – long term	45,081	49,220
Equipment, net	159,809	98,241
TOTAL ASSETS	$457,814	$556,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$965,530	$924,494
Loans payable	20,369	56,112
Derivative liabilities	1,035,028	336,390
Convertible promissory notes, net of discount of $448,160 and $248,825 respectively	176,007	16,175
Short term loans payable	36,144	38,555
Deferred lease inducement	28,444	35,181
Deferred revenue	24,990	24,990
Total Current Liabilities	2,286,512	1,431,897
Convertible promissory notes, net of discount of $78,789 and $Nil respectively	10,100	-
TOTAL LIABILITIES	2,296,612	1,431,897

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 (December 31, 2014 – 95,000,000) Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 500,000,000 (December 31, 2014 – 500,000,000) shares authorized, 391,946,160 and 382,156,160 shares issued and outstanding, respectively.	3,919	3,822
Additional paid-in capital	22,865,832	22,297,758
Accumulated deficit	(24,709,499)	(23,178,084)

Total Stockholders' Deficiency	(1,838,798)	(875,554)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$457,814	$556,343

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Expenses
General and administration	$1,043,412	$532,750
Selling and marketing	45,114	124,136
Foreign exchange gain	(31,384)	(31,900)
Depreciation	8,654	11,373
Interest and financing costs	173,609	5,211
Change in fair value on derivative liabilities	292,010	-
Loss on extinguishment of short term loan payable	-	3,424
	1,531,415	644,994

Net Loss	$(1,531,415)	$(644,994)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	387,141,604	332,315,088

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the three months ended March 31, 2015
(Amounts expressed in US dollars)
(Unaudited)

	Preferred Stock $0.00001 par value		Common Stock $0.00001 par value		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance December 31, 2014	95,000,000	$950	382,156,160	$3,822	$22,297,758	$(23,178,084)	$(875,554)
Issuance of common shares – Kodiak put	-	-	1,250,000	12	54,588	-	54,600
Shares issued for services	-	-	2,500,000	25	211,546	-	211,571
Issuance of common shares for cash	-	-	6,040,000	60	301,940	-	302,000
Net Loss	-	-	-	-	-	(1,531,415)	(1,531,415)
Balance March 31, 2015	95,000,000	$950	391,946,160	$3,919	$22,865,832	$(24,709,499)	$(1,838,798)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,531,415)	$(644,994)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	8,654	11,373
Stock based compensation	211,571	230,400
Loss on extinguishment of short term loan payable	-	3,424
Change in fair value on derivative liabilities	292,010	-
Deferred lease inducement	(6,737)	-
Amortization of debt discount	169,932	-
Unrealized foreign exchange gain	(29,689)	-
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	1,000	(33,768)
(Increase) decrease in prepaid expenses	(17,165)	(4,295)
Increase (decrease) in accounts payable and accrued liabilities	53,956	(205,280)
NET CASH USED IN OPERATING ACTIVITIES	(847,883)	(643,140)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of equipment	(64,490)	-
NET CASH USED IN INVESTING ACTIVITY	(64,490)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	356,600	653,210
Proceeds for shares to be issued	-	65,940
Proceeds from convertible promissory notes	406,628	-
Repayment of loans payable	(33,171)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	730,057	719,150

Effect of exchange rate changes on cash	6,054	-

NET (DECREASE) INCREASE IN CASH	(176,262)	76,010
CASH - BEGINNING OF PERIOD	250,339	27,448
CASH - END OF PERIOD	$74,077	$103,458
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of loans payable into common shares	$-	$23,776
Initial debt discount on convertible promissory notes	$406,628	$-

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $24,709,499 at March 31, 2015. The Company is expected to incur additional losses as it develops its products and marketing channels.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC for the year ended December 31, 2014.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended December 31, 2014 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

During the three months period ended March 31, 2015, the Company issued 6,040,000 shares for cash of $302,000 and 2,500,000 shares valued at $175,000 to a consultant for services rendered.

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the Company could issue shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to 80% of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. In connection therewith, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 common shares. The previous arrangement with Kodiak expired in April 2014, but on July 15, 2014, the Company and Kodiak amended the investment agreement to extend the agreement through December 31, 2015. During the three months period ended March 31, 2015, the Company put $54,600 and 1,250,000 shares were issued pursuant to the above Agreement.

On November 6, 2014, the Company entered into a consulting agreement with a third party for the introduction to sources of financing and capital and conduct of a market management campaign. Under the agreement, the Company has agreed to pay monthly fees from January 2015 to November 2015 totaling $75,000 and issue one million common shares in 2015. The estimated fair value of the common shares to  be issued, based upon its trading prices, is recognized over the vesting period and an amount of $36,571 was recognized during the three months ended March 31, 2015.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months period ended March 31, 2015, 1,200,000 shares were issued to a director of the Company for cash of $60,000 and were included in the 6,040,000 shares issued for cash during the period (See Note 3).

Included in accounts payable and accrued liabilities is an amount of $15,975 due to a directors and officers of the Company as at March 31, 2015.

NOTE 5 – LOAN PAYABLE

As at March 31, 2015, a loan payable of $20,369 to an unrelated party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,235, all due within the next 12 months.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 6 – CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable one year from the dates of execution of the Notes. The Notes are due and were issued as disclosed in the following table. The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion prices per share disclosed in the following table.

Face amount	Interest rate	Due date	Conversion price per share
Promissory note of $125,000	8%	December 1, 2015	75% of average of the previous two lowest trading days over the last 15 trading days
Promissory note of $40,000	8%	December 11, 2015	75% of average of the previous two lowest trading days over the last 15 trading days
Promissory note of $100,000	10%	December 21, 2015	65% of lowest trading day over the last 15 trading days
Promissory note of $100,000	12%	July 8, 2015	55% of the lowest trading price over the last 20 trading days
Promissory note of $50,000	8%	October 5, 2015	60% of the lowest trading price over the last 15 trading days
Promissory note of $87,500	8%	January 15, 2016	70% of average of two lowest closing bid price over the last 15 trading days
Promissory note of $66,667	12%	February 3, 2016	60% of the lowest trading price over the last 25 trading days
Promissory note of $55,000	10%	February 12, 2016	63% of the lowest trading price over the last 25 trading days
Promissory note of $38,889	8%	December 18, 2016	65% of the lowest trading price over the last 20 trading days
Promissory note of $50,000	12%	February 3, 2017	65% of the lowest trading price over the last 25 trading days

During the quarter ended March 31, 2015, at the commitment dates, the initial fair values of the embedded conversion feature for the new convertible promissory notes were estimated at $782,310 and recorded as derivative liabilities, resulting in a Day 1 loss of $375,682. On March 31, 2015, all the derivative liabilities were valued at $1,035,028 which resulted in gain in a further gain in fair value of $83,672 for the period ended March 31, 2015. The original issue discount for the new convertible promissory notes was $41,428 and $406,628 was allocated to the embedded derivative liabilities. The debt discounts are amortized over the terms of the respective Notes and were $526,949 at March 31, 2015 resulting in net finance charge of $169,932 for the period ended March 31, 2015 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Black Scholes model.

The following table illustrates the fair value adjustments that were recorded related to the derivative liabilities associated with the convertible promissory notes:

Fair value as at January 1, 2015	$336,390
Conversion feature of new promissory notes	782,310
Change in fair value (gain)	(83,672)
Fair value as at March 31, 2015	$1,035,028

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 6 – CONVERTIBLE PROMISSORY NOTES (continued)

A summary of the promissory notes is as follows:

Balance as at January 1, 2015	$16,175
New convertible promissory notes	448,056
Original issue discount	(41,428)
Derivative liabilities	(406,628)
Amortization of debt discount	169,932
Balance as at March 31, 2015	$186,107

Derivative liabilities are accounted for at fair value by level within the fair value hierarchy at March 31, 2015 and December 31, 2014 as follows:

March 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$1,035,028	$1,035,028

December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$336,390	$336,390

NOTE 7 – SHORT TERM LOANS PAYABLE

	March 31, 2015	December 31, 2014

Promissory note bearing interest at 10% per annum, due April 15, 2015	$22,609	$25,020
Non-interest bearing short term funding from third parties	13,535	13,535
	$36,144	$38,555

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 15, 2014. Kallo did not pay on the due date and the holder agreed to extend the due date by five additional periods of three months up to April 15, 2015. The Company is in the process of finalizing an extension of the due date. The amount outstanding as at March 31, 2015 was $22,609, including interest.

As at March 31, 2015, the balance of $13,535 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company has a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

Year ending December 31, 2015	$180,360
Year ending December 31, 2016	220,440
$400,800

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

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Share issuance

From April 1, 2015 through May 14, 2015, the Company has signed subscription agreements for the issuance of 25,739,900 shares for a total cash consideration of $995,322 and an agreement to issue 1,557,840 shares for services to be rendered in the amount of $171,362.

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

For the last four fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  One of these options is an equity line of credit from Kodiak Capital Group LLC.  Management's opinion is that this line of credit from Kodiak Capital Group LLC will enable continued operations for the next 12 months. During the three months period ended March 31, 2015, Kallo has put and received $54,600 under the equity line of credit from Kodiak. There is no assurance that Kodiak Capital Group LLC will supply us with additional money.  In the event we do not receive any funds from Kodiak, we will continue to borrow money from or sell restricted shares of our common stock to our officers and directors in order to maintain operations.  Our officers and directors are under no legal duty to provide us with additional financing nor have our officers and directors committed to provide us with additional financing.

Analysis of our business acquisition and operations cost indicate a reasonable requirement of USD $2,000,000 or less. We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company ("Kodiak") whereby we have the right to "put" to Kodiak up to $2,000,000 in our shares of common stock.  In connection therewith, we have filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 shares of our common stock. Our previous arrangement with Kodiak expired in April 2014, but, on July 15, 2014, the Company and Kodiak Capital Group, LLC amended the investment agreement to extend the agreement through December 31, 2015. Based upon the current price of our common stock, we believe that if Kodiak purchases all 50,000,000 shares of common stock, we will only receive approximately $2,000,000.  Management believes that the Company can be generating revenue in the next 3 – 6 months, and therefore will not require additional funding.

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

During the first quarter of 2015, the office of the Minister of Finance – Ghana has been presented an offer to finance healthcare projects in Ghana valued at Euros 850 million. 250 million euros is to be utilized for a nation-wide malaria vector larviciding program, and the balance 600 million euros is for the Nation wide deployment of Kallo MobileCare, RuralCare and DialysisCare programs from Kallo Inc.

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

Based on the delivery plan of Kallo Inc., there is a lead-time of six months for production and delivery of the first two mobile clinics in Guinea and Ghana from the time of confirmed purchase order along with payments through bank.

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

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order. Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and an advance payment of $24,990 has been received as of March 31, 2015. Revenue from this installation will be about $30,000 and we expect to complete installation in 2015. Clinical user and administrative training will be completed afterwards to ensure seamless transition to a paperless digital medical clinic.

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

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2015 or 2014. We are in the process of installing the software for our first installation of EMR for specialists and we will complete the installation in 2015.

Expenses

During the three months ended March 31, 2015 we incurred total expenses of $1,531,415, including $440,734 in salaries and compensation, $8,654 in depreciation, $503,814 in professional fees, $45,114 in selling and marketing expenses, $173,609 in interest and financing costs, $292,010 in change in fair value on derivative liabilities and $67,480 as other expenses whereas during the three months ended March 31, 2014 we incurred total expenses of $644,994, including $361,203 in salaries and compensation, $11,373 in depreciation, $120,712 in professional fees, $124,136 in selling and marketing expenses, $3,424 in loss on extinguishment of short term loan payable and $24,146 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase in our total expenses for the three months ended March 31, 2015 from the comparative period is mainly due to the unrealized loss of $292,010 on fair value changes in convertible promissory notes which was not present in the previous quarter, an increase in interest and financing costs of $168,398, an increase in salaries and compensation of $79,531 and an increase of $383,102 in professional fees. Otherwise, there is a decrease of $2,719 in depreciation, $79,022 in selling and marketing expenses. The increase in loss on fair value changes in convertible promissory notes and interest and financing costs is due to the issuance of convertible promissory notes during the last two quarters.

The increase in salaries and compensation was mainly due to doubling of employees from March 31, 2014 to March 31, 2015 and is much higher if we exclude non-cash stock based compensation of $230,400 included in the quarter ended March 31, 2014 as Kallo expects the contracts with the Republic of Guinea and Ghana to start sometime this year. The increase in professional fees was mainly due to the outsourcing of certain strategic planning and project management planning to IBM Canada for preparing the Company to deliver on its pending contracts and professional fees to introduce the Company to the investment community.

Net Loss

During the three months ended March 31, 2015 we did not generate any revenues and incurred a net loss of $1,531,415 compared to a net loss of $644,994 during the same period in 2014. The main reasons were the unrealized loss of $292,010 on fair value changes and interest and financing costs related to convertible promissory notes and the increases in salaries and compensation and professional fees for the reasons discussed above.

Liquidity and capital resources

As at March 31, 2015, the Company had current assets of $252,924 and current liabilities of $2,286,512, indicating working capital deficiency of $2,033,588. As of March 31, 2015, our total assets were $457,814 in cash, other receivables, prepaid expenses, deferred project costs, equipment, long term deposit and our total liabilities were

$2,296,612 comprised of $965,530 in accounts payable and accrued liabilities, $1,035,028 in derivative liabilities, $186,107 in convertible promissory notes, short term loans of $36,144, deferred lease inducement of $28,444, deferred revenue of $24,990 and loans payable of $20,369.

Cash used in operating activities amounted to $847,883 during the three months ended March 31, 2015, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash used in investing activities during the current three months period ended March 31, 2015 was $64,490 and related to purchase of equipment.

Cash provided by financing activities during the three months ended March 31, 2015 amounted to $730,057 and represented proceeds from issuance of common stock of $356,600, proceeds from issuance of convertible promissory notes of $406,628, net of repayment of loans payable of $33,171.

The Company issued 6,040,000 shares of common stock for cash consideration of $302,000 and obtained $54,600 from the exercise of a put with Kodiak during the three months period ended March 31, 2015.

ITEM 3.                          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                          LEGAL PROCEEDINGS.

On July 29, 2011, Watt International Inc. ("Watt") commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Watt for branding and internet services provided by Watt to Kallo. Watt was seeking damages in the amount of Canadian $161,674 plus unspecified "special" damage. On November 18, 2014, Kallo signed a settlement with Watt and agreed to pay Canadian $101,250 which has been paid as of April 10, 2015.

ITEM 1A.                          RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.                          UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2015, we issued 9,790,000 restricted shares of common stock pursuant to Reg. S of the Securities Act of 1933, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of May, 2015.

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