Form 10-Q
period 2015-06-30
Kallo Inc.
filed 2015-08-19
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 595,229,134 as of August 14, 2015.

KALLO INC.
JUNE 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2015	2014
Current Assets:
Cash	$97,023	$250,339
Other receivables	10,531	11,531
Deferred project costs	24,990	24,990
Prepaid expenses (including $20,130 advanced to a director)	80,599	122,022
Total Current Assets	213,143	408,882

Deposit – long term	45,714	49,220
Equipment, net	532,807	98,241
TOTAL ASSETS	$791,664	$556,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities (including $23,575 due to a director)	$955,189	$924,494
Loans payable	-	56,112
Derivative liabilities	742,186	336,390
Convertible promissory notes, net of discount of $261,508 and $248,825 respectively	364,072	16,175
Short term loans payable	36,550	38,555
Deferred lease inducement	24,911	35,181
Deferred revenue	24,990	24,990
Total Current Liabilities	2,147,898	1,431,897
Convertible promissory notes, net of discount of $90,352 and $Nil respectively	17,548	-
TOTAL LIABILITIES	2,165,446	1,431,897

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 (December 31, 2014 – 95,000,000) Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,000,000,000 (December 31, 2014 – 500,000,000) shares authorized, 546,270,070 and 382,156,160 shares issued and outstanding, respectively.	5,473	3,822
Additional paid-in capital	27,947,572	22,297,758
Accumulated deficit	(29,327,777)	(23,178,084)

Total Stockholders' Deficiency	(1,373,782)	(875,554)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$791,664	$556,343
See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Expenses
General and administration	$4,502,348	$372,407	$5,545,760	$905,157
Selling and marketing	78,435	18,299	123,549	142,435
Foreign exchange loss (gain)	14,294	24,789	(17,090)	(7,111)
Depreciation	11,700	11,374	20,354	22,747
Interest and financing costs	248,334	5,304	421,943	10,515
Change in fair value on convertible promissory note	(320,177)	-	(28,167)	-
Gain on extinguishment of convertible promissory note	-	-	-	-
Loss on extinguishment of short term loan payable and accounts payable	83,344	-	83,344	3,424
	4,618,278	432,173	6,149,693	1,077,167

Net Loss	$(4,618,278)	$(432,173)	$(6,149,693)	$(1,077,167)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	421,868,092	340,737,150	404,600,778	336,549,384

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the six months ended June 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

	Preferred Stock $0.00001 par value		Common Stock $0.00001 par value		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance December 31, 2014	95,000,000	$950	382,156,160	$3,822	$22,297,758	$(23,178,084)	$(875,554)
Shares issued to directors, employees and others for services	-	-	117,308,500	1,173	3,652,952	-	3,654,125
Issuance of common shares – Kodiak put	-	-	6,250,000	63	172,119	-	172,182
Conversion of promissory notes into common shares	-	-	2,343,130	23	62,725	-	62,748
Settlement of accounts payable by common shares	-	-	1,557,840	15	171,347	-	171,362
Issuance of common shares for cash	-	-	37,654,440	377	1,590,671	-	1,591,048
Net Loss	-	-	-	-	-	(6,149,693)	(6,149,693)
Balance June 30, 2015	95,000,000	$950	547,270,070	$5,473	$27,947,572	$(29,327,777)	$(1,373,782)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Six Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,149,693)	$(1,077,167)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	20,354	22,747
Stock based compensation	3,414,000	230,400
Loss on extinguishment of short term loan payable and accounts payable	83,344	3,424
Non cash consulting fees	240,125	-
Change in fair value on derivative liabilities	(28,167)	-
Deferred lease inducement	(10,270)	-
Amortization of debt discount	405,528	-
Unrealized foreign exchange loss	27,087	-
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	1,000	3,500
(Increase) decrease in prepaid expenses	44,929	(121,352)
Increase (decrease) in accounts payable and accrued liabilities	(160,313)	(164,333)
NET CASH USED IN OPERATING ACTIVITIES	(2,112,076)	(1,102,781)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of equipment	(210,426)	-
NET CASH USED IN INVESTING ACTIVITY	(210,426)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	1,763,230	1,112,470
Proceeds from convertible promissory notes	456,628	-
Repayment of loans payable	(53,540)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,166,318	1,112,470

Effect of exchange rate changes on cash	2,868	-

NET (DECREASE) INCREASE IN CASH	(153,316)	9,689
CASH - BEGINNING OF PERIOD	250,339	27,448
CASH - END OF PERIOD	$97,023	$37,137
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of loans payable into common shares	$-	$23,776
Conversion of promissory notes into common shares	$62,748	$-
Initial debt discount on convertible promissory notes	$461,580	$-
Accounts payable for equipment	$308,984	$-
Stock issued for settlement of accounts payable	$171,362	$-

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops software designed to taking medical information from many sources, and then depositing it into a single source as an electronic medical record for each patient.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $29,327,777 at June 30, 2015. The Company is expected to incur additional losses as it develops its products and marketing channels.

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

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

During the six months period ended June 30, 2015, the Company issued 37,654,440 shares for cash of $1,591,048 and 117,308,500 shares valued at $3,654,125 to directors, employees and other consultants for services rendered. The Company also converted convertible promissory notes of $62,748 into 2,343,130 shares and eliminated $27,617 of the derivative liabilities associated with the convertible notes. In addition, 1,557,840 shares were issued as settlement of accounts payable of $88,018, resulting in a loss on extinguishment of $83,344.

On September 26, 2012, the Company entered into an investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the Company could issue shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to 80% of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. In connection therewith, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 common shares. The previous arrangement with Kodiak expired in April 2014, but on July 15, 2014, the Company and Kodiak amended the investment agreement to extend the agreement through December 31, 2015. During the six months period ended June 30, 2015, the Company put $172,182 and 6,250,000 shares were issued pursuant to the above Agreement.

On November 6, 2014, the Company entered into a consulting agreement with a third party for the introduction to sources of financing and capital and for the conduct of a market management campaign. Under the agreement, the Company has agreed to pay monthly fees from January 2015 to November 2015 totaling $75,000 and issue one million common shares in 2015. The estimated fair value of the common shares to be issued, based upon its trading prices, is recognized over the vesting period and an amount of $39,694 was recognized and included in the shares issued to directors, employees and other consultants for services rendered during the six months ended June 30, 2015, as mentioned above.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2015, 6,470,914 shares were issued to a director of the Company for cash of $323,546 and were included in the 37,654,440 shares issued for cash during the period (See Note 3). In addition, 112,500,000 shares were issued to directors of the Company as stock-based compensation and were valued, using the market closing price on the date of the grant, at $3,375,000.

Included in accounts payable and accrued liabilities is an amount of $23,575 due to a director and officer of the Company and in prepaid expenses is an amount of $20,130 advanced to the same director and officer as at June 30, 2015.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes. The Notes are due and were issued as disclosed in the following table. The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion prices per share disclosed in the following table.

Face amount	Interest rate	Due date	Conversion price per share
Promissory note of $125,000	8%	December 1, 2015	75% of average of the previous two lowest trading days over the last 15 trading days
Promissory note of $40,000	8%	December 11, 2015	75% of average of the previous two lowest trading days over the last 15 trading days
Promissory note of $100,000	10%	December 21, 2015	65% of lowest trading day over the last 15 trading days
Promissory note of $100,000	12%	July 8, 2015	55% of the lowest trading price over the last 20 trading days
Promissory note of $50,000	8%	October 5, 2015	60% of the lowest trading price over the last 15 trading days
Promissory note of $87,500	8%	January 15, 2016	70% of average of two lowest closing bid price over the last 15 trading days
Promissory note of $66,667	12%	February 3, 2016	60% of the lowest trading price over the last 25 trading days
Promissory note of $55,000	10%	February 12, 2016	63% of the lowest trading price over the last 25 trading days
Promissory note of $38,889	8%	December 18, 2016	65% of the lowest trading price over the last 20 trading days
Promissory note of $50,000	12%	February 3, 2017	65% of the lowest trading price over the last 25 trading days
Promissory note of $55,555	8%	June 9, 2017	65% of the lowest trading price over the last 20 trading days

During the six months period ended June 30, 2015, at the commitment dates, the initial fair values of the embedded conversion feature for the new convertible promissory notes were estimated at $842,215 and recorded as derivative liabilities, resulting in a Day 1 loss of $380,635. On June 30, 2015, all the derivative liabilities were valued at $742,186 which resulted in a further gain in fair value of $28,167 for the period ended June 30, 2015. The original issue discount for the new convertible promissory notes was $46,983 and $461,580 was allocated to the embedded derivative liabilities. The debt discounts are amortized over the terms of the respective Notes. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model, which uses a probability weighted discounted cash flow model. The model requires assumptions related to the interest rate, stock price and conversion price that would be in effect in different scenarios, for which cash flow projections and probabilities are made. A discounted weighted average cash flow over the various scenarios was completed, and compared to the discounted cash flow of the note without the embedded features, to arrive at the derivative liability.

The following table illustrates the fair value adjustments that were recorded related to the derivative liabilities associated with the convertible promissory notes:

Fair value as at January 1, 2015	$336,390
New promissory notes	461,580
Elimination associated with conversion of promissory notes	(27,617)
Change in fair value (gain)	(28,167)
Fair value as at June 30, 2015	$742,186

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

A summary of the promissory notes is as follows:

Balance as at January 1, 2015	$16,175
New convertible promissory notes	503,611
Original issue discount	(46,983)
Derivative liabilities	(461,580)
Converted into shares	(35,131)
Amortization of debt discount	405,528
Balance as at June 30, 2015	$381,620

Convertible promissory notes are accounted for at fair value by level within the fair value hierarchy at June 30, 2015 and December 31, 2014 as follows:

June 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$742,186	$742,186

December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$336,390	$336,390

NOTE 6 – SHORT TERM LOANS PAYABLE

	June 30, 2015	December 31, 2014

Promissory note bearing interest at 10% per annum, due April 15, 2015	$23,015	$25,020
Non-interest bearing short term funding from third parties	13,535	13,535
	$36,550	$38,555

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 15, 2014. Kallo did not pay on the due date and the holder agreed to extend the due date by seven additional periods of three months up to October 15, 2015. The amount outstanding as at June 30, 2015 was $23,015, including interest.

As at June 30, 2015, the balance of $13,535 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company has a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

Year ending December 31, 2015	$121,931
Year ending December 31, 2016	223,539
$345,470

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

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

On January 23, 2014, Kallo Inc. announced the signing of a US$200,000,925 Supply Contract with the Ministry of Health and Public Hygiene of the Republic of Guinea (the "Guinea Project"). The Ministry of Health of the Republic of Guinea ("MOH") has no financial commitment or obligation in the supply contract with Kallo Inc. until a loan agreement is signed between MOH and a financial institution / Bank for the project.

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

Agreements with suppliers

The Company has entered into agreements with a number of service providers for licensing of software and other professional services to be rendered. The total amount committed is $2,926,527.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Share issuance

From July 1, 2015 through August 14, 2015, the Company has signed subscription agreements for the issuance of 28,762,681 shares for a total cash consideration of $862,880.

Convertible promissory notes

After June 30, 2015, the Company issued several convertible promissory notes for a total amount of $135,000, of which a net amount of $123,448 has been received as at August 14, 2015. In addition, promissory notes for a total amount of $162,469 were converted into 19,196,383 common shares.

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

For the last four fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  One of these options is an equity line of credit from Kodiak Capital Group LLC.  Management's opinion is that this line of credit from Kodiak Capital Group LLC will enable continued operations for the next 12 months. During the six months period ended June 30, 2015, Kallo has put and received $172,182 under the equity line of credit from Kodiak. There is no assurance that Kodiak Capital Group LLC will supply us with additional money.  In the event we do not receive any funds from Kodiak, we will continue to borrow money from or sell restricted shares of our common stock to our officers and directors in order to maintain operations.  Our officers and directors are under no legal duty to provide us with additional financing nor have our officers and directors committed to provide us with additional financing.

We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company ("Kodiak") whereby we have the right to "put" to Kodiak up to $2,000,000 in our shares of common stock.  In connection therewith, we have filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 shares of our common stock. Our previous arrangement with Kodiak expired in April 2014, but, on July 15, 2014, the Company and Kodiak Capital Group, LLC amended the investment agreement to extend the agreement through December 31, 2015. Based upon the current price of our common stock, we believe that if Kodiak purchases all 50,000,000 shares of common stock, we will only receive approximately $2,000,000.  Management believes that the Company can be generating revenue in the next 3 – 6 months, and any additional funding can be met by issuing convertible promissory notes or shares in a private placement.

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

During the first quarter of 2015, the office of the Minister of Finance – Ghana has been presented an offer to finance healthcare projects in Ghana valued at Euros 850 million. 250 million euros is to be utilized for a nation-wide malaria vector larviciding program, and the balance 600 million euros is for the Nation wide deployment of Kallo MobileCare, RuralCare and DialysisCare programs from Kallo Inc. The office of the Minister of Finance – Ghana is reviewing the offer.

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

On April 14, 2015, the Minister of Health and Public Hygiene, in a letter confirmed the selection of Kallo Inc., as supplier pursuant to the MobilCare Supply Contract, to design and build specialized hospitals in the regions of Conakry, Kindia, Labe, Kankan and Nzerekore, and asked Kallo to mobilize its technical teams for site visits to engage in preliminary studies for the construction of these hospitals.

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

In anticipation of the start of the MobileCare Supply Contract, Kallo has started building a command control centre and other infrastructure at its Head Office as well as hiring people who will be working on different aspects of the Contract.

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

Our Sales and Marketing Strategy for existing developed products

KALLO EMCURx (EMR)

As of the date of this report, we have achieved an EMR milestone for Specialists, by securing an accepted and signed installation order. Our specialist EMR product, EMCURx, is customized to satisfy the needs of specialists, regardless of their specialty. The software is being installed and an advance payment of $24,990 has been received as of June 30, 2015. Revenue from this installation will be about $30,000 and we expect to complete installation in 2015. Clinical user and administrative training will be completed afterwards to ensure seamless transition to a paperless digital medical clinic.

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

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2015 or 2014. We are in the process of installing the software for our first installation of EMR for specialists and we will complete the installation in 2015.

Expenses

During the three months ended June 30, 2015 we incurred total expenses of $4,618,278, including $3,844,241 in salaries and compensation, $11,700 in depreciation, $550,606 in professional fees, $78,435 in selling and marketing expenses, $248,334 in interest and financing costs and $205,139 as other expenses, net of $320,177 gain in change in fair value on derivative liabilities whereas during the three months ended June 30, 2014 we incurred total expenses of $432,173, including $158,697 in salaries and compensation, $11,374 in depreciation, $164,802 in professional fees, $18,299 in selling and marketing expenses and $79,001 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase in our total expenses for the three months ended June 30, 2015 from the comparative period is mainly due to an increase in salaries and compensation of $3,685,544, an increase in selling and marketing of $60,136, an increase in professional fees of $385,804 and an increase in other expenses of $126,638. The increase in professional fees was mainly due to the outsourcing of certain strategic planning, project management planning and IT services for preparing the Company to deliver on its pending contracts. There is also a net decrease in expense of $71,843 resulting from interest and financing costs as well as change in fair values relating to the promissory notes which were not present in the previous period.

The increase in salaries and compensation was mainly due to non-cash stock based compensation of $3,414,000 in the second quarter of 2015 to employees and directors and the doubling of employees from June 30, 2014 to June 30, 2015 as Kallo expects the contracts with the Republic of Guinea to start sometime this year. Selling and marketing expenses increased due to more travel to Africa to finalize the contract with the Republic of Guinea. The increase in other expenses is mainly due to a loss on extinguishment of accounts payable of $83,344.

During the six months ended June 30, 2015 we incurred total expenses of $6,149,693, including $4,284,975 in salaries and compensation, $20,354 in depreciation, $1,054,420 in professional fees, $123,549 in selling and marketing expenses, $421,943 in interest and financing costs and $272,619 as other expenses, net of $28,167 gain in change in fair value on convertible promissory notes whereas during the six months ended June 30, 2014 we incurred total expenses of $1,077,167, including $519,900 in salaries and compensation, $22,747 in depreciation, $285,514 in professional fees, $142,435 in selling and marketing expenses and $106,571 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase of $3,765,075 in salaries and compensation is due to an increase in non-cash stock based compensation of $3,183,600 in 2015 to employees and directors and the doubling of employees from June 30, 2014 to June 30, 2015 as Kallo is ramping up for the anticipated start of the contract with the Republic of Guinea. The increase in professional fees of $768,906 was mainly due to the outsourcing of certain strategic planning, project management planning and IT services to outside consultants. There is also an increase in interest and financing costs of $411,428 and a gain in change in fair value of $28,167 on the new convertible promissory notes which Kallo received in late 2014 and early 2015.

Net Loss

During the three months ended June 30, 2015 we did not generate any revenues and incurred a net loss of $4,618,278 compared to a net loss of $432,173 during the same period in 2014. The main reasons were the increases in salaries and compensation for the reasons discussed above.

During the six months ended June 30, 2015 we did not generate any revenues and we incurred a net loss of $6,149,693 compared to a net loss of $1,077,167 during the same period in 2014. The main reasons were the unrealized loss on fair value changes and interest and financing costs related to convertible promissory notes and the increases in salaries and compensation and professional fees for the reasons discussed above.

Liquidity and capital resources

As at June 30, 2015, the Company had current assets of $213,143 and current liabilities of $2,147,898, indicating working capital deficiency of $1,934,755. As of June 30, 2015, our total assets were $791,664 in cash, other receivables, prepaid expenses, deferred project costs, equipment, long term deposit and our total liabilities were $2,165,446 comprised of $955,189 in accounts payable and accrued liabilities, $742,186 in derivative liabilities, $381,620 in convertible promissory notes, short term loans of $36,550, deferred lease inducement of $24,911 and deferred revenue of $24,990.

Cash used in operating activities amounted to $2,112,076 during the six months ended June 30, 2015, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash used in investing activities during the current six months period ended June 30, 2015 was $210,426 and related to the acquisition of equipment related to the setting up of a clinical command control centre and other infrastructure at the Head Office in anticipation of the start of the Guinea contract.

Cash provided by financing activities during the six months ended June 30, 2015 amounted to $2,166,318 and represented proceeds from issuance of common stock of $1,763,230, proceeds from issuance of convertible promissory notes of $456,628, net of repayment of loans payable of $53,540.

The Company issued 37,654,440 shares of common stock for cash consideration of $1,591,048 and obtained $172,182 from the exercise of a put with Kodiak during the six months period ended June 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during our last audit. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.1

16.2	Letter from MaloneBailey, LLP.	8-K	3/02/11	16.2

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 18th day of August, 2015.

KALLO INC.
(The "Registrant")

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

BY:	VINCE LEITAO
Vince Leitao
President, Chief Operating Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.1

16.2	Letter from MaloneBailey, LLP.	8-K	3/02/11	16.2

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X