Form 10-Q
period 2015-09-30
Kallo Inc.
filed 2015-11-16
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,867,189,553 as of November 13, 2015.

KALLO INC.
SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	September 30,	December 31,
ASSETS	2015	2014
Current Assets:
Cash	$27,874	$250,339
Other receivables	-	11,531
Deferred project costs	-	24,990
Prepaid expenses	96,988	122,022
Total Current Assets	124,862	408,882

Deposit – long term	42,785	49,220
Equipment, net	531,666	98,241
TOTAL ASSETS	$699,313	$556,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities (including $3,333 due to a director)	$808,918	$924,494
Loans payable	-	56,112
Derivative liabilities	457,931	336,390
Convertible promissory notes, net of discount of $59,915 and $248,825 respectively	296,535	16,175
Short term loans payable	35,937	38,555
Deferred lease inducement	19,634	35,181
Deferred revenue	-	24,990
Total Current Liabilities	1,618,955	1,431,897
Convertible promissory notes, net of discount of $73,832 and $Nil respectively	24,551	-
TOTAL LIABILITIES	1,643,506	1,431,897

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 (December 31, 2014 – 95,000,000) Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 5,000,000,000 (December 31, 2014 – 500,000,000) shares authorized, 746,999,272 and 382,156,160 shares issued and outstanding, respectively.	7,471	3,822
Additional paid-in capital	29,671,420	22,297,758
Accumulated deficit	(30,624,034)	(23,178,084)

Total Stockholders' Deficiency	(944,193)	(875,554)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$699,313	$556,343
See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Expenses
General and administration	$843,232	$567,903	$6,388,992	$1,473,060
Selling and marketing	71,224	22,497	194,773	164,932
Foreign exchange loss (gain)	(1,457)	(27,355)	(18,547)	(34,466)
Depreciation	15,496	11,374	35,850	34,121
Interest and financing costs	394,387	5,953	816,330	16,468
Change in fair value on derivative liabilities	(26,625)	-	(54,792)	-
Loss on extinguishment of short term loan payable and accounts payable	-	-	83,344	3,424
	1,296,257	580,372	7,445,950	1,657,539

Net Loss	$(1,296,257)	$(580,372)	$(7,445,950)	$(1,657,539)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	607,936,690	351,447,489	473,124,235	341,569,991

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Changes in Stockholders' Deficiency
For the nine months ended September 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

	Preferred Stock $0.00001 par value		Common Stock $0.00001 par value		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency

Balance December 31, 2014	95,000,000	$950	382,156,160	$3,822	$22,297,758	$(23,178,084)	$(875,554)
Shares issued to directors, employees and others for services	-	-	117,308,500	1,173	3,643,566	-	3,644,739
Issuance of common shares – Kodiak put	-	-	6,250,000	63	172,119	-	172,182
Conversion of promissory notes into common shares	-	-	170,859,651	1,709	896,228	-	897,937
Settlement of accounts payable by common shares	-	-	1,557,840	15	171,347	-	171,362
Issuance of common shares for cash	-	-	68,867,121	689	2,490,402	-	2,491,091
Net Loss	-	-	-	-	-	(7,445,950)	(7,445,950)
Balance September 30, 2015	95,000,000	$950	746,999,272	$7,471	$29,671,420	$(30,624,034)	$(944,193)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(7,445,950)	$(1,657,539)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	35,850	34,121
Stock based compensation	3,414,000	270,650
Loss on extinguishment of short term loan payable and accounts payable	83,344	3,424
Non cash consulting fees	230,739	-
Change in fair value on derivative liabilities	(54,792)	-
Deferred lease inducement	(15,547)	-
Amortization of debt discount	776,005	-
Interest and penalties on new promissory notes	23,100	-
Unrealized foreign exchange gain	(33,007)	-
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	11,531	(2,732)
(Increase) decrease in prepaid expenses	31,469	(98,720)
Decrease in deferred project costs	24,990	-
(Decrease) in deferred revenue	(24,990)	-
Increase (decrease) in accounts payable and accrued liabilities	(213,500)	(63,647)
NET CASH USED IN OPERATING ACTIVITIES	(3,156,758)	(1,514,443)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of equipment	(258,383)	-
NET CASH USED IN INVESTING ACTIVITY	(258,383)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	2,663,273	1,556,390
Proceeds from convertible promissory notes	580,075	-
Repayment of loans payable	(53,540)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,189,808	1,556,390

Effect of exchange rate changes on cash	2,868	-

NET (DECREASE) INCREASE IN CASH	(222,465)	41,947
CASH - BEGINNING OF PERIOD	250,339	27,448
CASH - END OF PERIOD	$27,874	$69,395
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of loans payable into common shares	$-	$23,776
Conversion of promissory notes into common shares	$897,937	$-
Initial debt discount on convertible promissory notes	$614,064	$-
Accounts payable for equipment	$210,892	$-
Stock issued for settlement of accounts payable	$171,362	$-

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") offers a comprehensive delivery program dedicated to providing the most technologically advanced, innovative healthcare solution that transforms the delivery of medical care in rural environments.  The customized solution is built to the requirements of each country and allows for effective disease management, clinical globalization, electronic records management, eHealth and telehealth support.  The healthcare mission is to "reach the unreached".

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $30,624,034 at September 30, 2015. The Company is expected to incur additional losses as it develops its products and marketing channels.

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

Equipment

Property & Equipment includes $392,482 that is not yet in service and therefore is not being depreciated.

Recently Adopted Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

During the nine months period ended September 30, 2015, the Company issued 68,867,121 shares for cash of $2,491,091 and 117,308,500 shares valued at $3,644,739 to directors, employees and other consultants for services rendered. Of the shares issued for cash, 55,104,172 were purchased for $1,938,281 by a related party, who owned more than 10% of the Company's stock on the purchase date.

The Company also converted convertible promissory notes of $897,937 into 170,859,651 shares and eliminated $454,278 of the derivative liabilities associated with the convertible notes. In addition, 1,557,840 shares were issued as settlement of accounts payable of $88,018, resulting in a loss on extinguishment of $83,344.

On September 26, 2012, the Company entered into an investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the Company could issue shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to 80% of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. In connection therewith, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 common shares. The previous arrangement with Kodiak expired in April 2014, but on July 15, 2014, the Company and Kodiak amended the investment agreement to extend the agreement through December 31, 2015. During the nine months period ended September 30, 2015, the Company put $172,182 and 6,250,000 shares were issued pursuant to the above Agreement.

On November 6, 2014, the Company entered into a consulting agreement with a third party for the introduction to sources of financing and capital and for the conduct of a market management campaign. Under the agreement, the Company has agreed to pay monthly fees from January 2015 to November 2015 totaling $75,000 and issue one million common shares in 2015. The estimated fair value of the common shares to be issued, based upon its trading prices, is recognized over the vesting period and an amount of $315 was recognized and included in the shares issued to directors, employees and other consultants for services rendered during the nine months ended September 30, 2015, as mentioned above.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months period ended September 30, 2015, 6,470,914 shares were issued to a director of the Company for cash of $323,546 and were included in the 68,867,121 shares issued for cash during the period (See Note 3). In addition, 112,500,000 shares were issued to directors of the Company as stock-based compensation and were valued, using the market closing price on the date of the grant, at $3,375,000 and were included in the 117,308,500 shares issued to directors, employees and other consultants for services rendered (See Note 3).

During the three months period ended September 30, 2015, the Company received from and then repaid to a director of the Company a short term loan of Canadian $25,000.

Included in accounts payable and accrued liabilities is an amount of $3,333 due to a director and officer of the Company as at September 30, 2015.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes. The Notes are due and were issued as disclosed in the following table. The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion prices per share disclosed.  The  following table represents the remaining notes outstanding as of September 30, 2015.

Face amount	Interest rate	Due date	Conversion price per share
Promissory note of $125,000	8%	December 1, 2015	75% of average of the previous two lowest trading days over the last 15 trading days

Promissory note of $100,000	10%	December 21, 2015	65% of lowest trading day over the last 15 trading days

Promissory note of $50,000	8%	October 5, 2015	60% of the lowest trading price over the last 15 trading days

Promissory note of $87,500	8%	January 15, 2016	70% of average of two lowest closing bid price over the last 15 trading days

Promissory note of $66,667	12%	February 3, 2016	60% of the lowest trading price over the last 25 trading days

Promissory note of $38,889	8%	December 18, 2016	65% of the lowest trading price over the last 20 trading days

Promissory note of $50,000	12%	February 3, 2017	65% of the lowest trading price over the last 25 trading days

Promissory note of $55,555	8%	June 9, 2017	65% of the lowest trading price over the last 20 trading days

Promissory note of $55,000	8%	February 5, 2016	60% of the lowest trading price over the last 15 trading days

Promissory note of $40,000	8%	July 13, 2016	60% of the lowest trading price over the last 15 trading days

During the nine months period ended September 30, 2015, at the commitment dates, the initial fair values of the embedded conversion feature for the new convertible promissory notes were estimated at $1,034,346 and recorded as derivative liabilities, resulting in a Day 1 loss of $403,735. On September 30, 2015, all the derivative liabilities were valued at $457,931 which resulted in a further gain in fair value of $54,792 for the period ended September 30, 2015. The original issue discount for the new convertible promissory notes was $53,536 and $587,510 was allocated to the embedded derivative liabilities. The debt discounts are amortized over the terms of the respective Notes. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model, which uses a probability weighted discounted cash flow model. The model requires assumptions related to the interest rate, stock price and conversion price that would be in effect in different scenarios, for which cash flow projections and probabilities are made. A discounted weighted average cash flow over the various scenarios was completed, and compared to the discounted cash flow of the note without the embedded features, to arrive at the derivative liability.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES (continued)

The following table illustrates the fair value adjustments that were recorded related to the derivative liabilities associated with the convertible promissory notes:

Fair value as at January 1, 2015	$336,390
New promissory notes	630,611
Elimination associated with conversion of promissory notes	(454,278)
Change in fair value (gain)	(54,792)
Fair value as at September 30, 2015	$457,931

A summary of the promissory notes is as follows:

Balance as at January 1, 2015	$16,175
New convertible promissory notes	633,611
Original issue discount	(53,536)
Discount on penalties	(20,000)
Derivative liabilities	(587,510)
Converted into shares	(443,659)
Amortization of debt discount	776,005
Balance as at September 30, 2015	$321,086

Convertible promissory notes are accounted for at fair value by level within the fair value hierarchy at September 30, 2015 and December 31, 2014 as follows:

September 30, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$457,931	$457,931

December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$336,390	$336,390

NOTE 6 – SHORT TERM LOANS PAYABLE

	September 30, 2015	December 31, 2014

Promissory note bearing interest at 10% per annum, due April 15, 2015	$22,402	$25,020
Non-interest bearing short term funding from third parties	13,535	13,535
	$35,937	$38,555

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 15, 2014. Kallo did not pay on the due date and the holder agreed to extend the due date by eight additional periods of three months up to January 15, 2016. The amount outstanding as at September 30, 2015 was $22,402, including interest.

As at September 30, 2015, the balance of $13,535 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company has a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

Year ending December 31, 2015	$57,059
Year ending December 31, 2016	209,215
$266,274

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

Agreements with suppliers

The Company has entered into agreements with a number of service providers for licensing of software and other professional services to be rendered. The total remaining amount committed is $2,773,737.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2015
(Amounts expressed in US dollars)
(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS

Convertible promissory notes

After September 30, 2015, promissory notes for a total amount of $155,038 were converted into 1,120,190,281 common shares.

Related party transactions

During October and November 2015, a major shareholder and a director advanced an aggregate of $243,000 to the Company and the terms of the loans have yet to be determined.

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

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay out our bills. This is because we have generated minimal amount of revenues from our operations during the last six years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated financial statements were prepared under the assumption that the Company will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last five fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  These options include, debt and equity offers to existing shareholders, equity offers to independent investment professionals and an equity line of credit from Kodiak Capital Group LLC.  Management's opinion is that the combination of the three options will enable continued operations for the next 12 months. There is no assurance that Kodiak Capital Group LLC will supply us with additional money and our existing shareholders are under no legal duty to provide us with additional financing nor have our shareholders committed to provide us with additional financing. Management believes that the Company can be generating revenue in the next 1-3 months and any additional funding can be met through one of the three options mentioned.

We have entered into an agreement with Kodiak Capital Group, LLC., a Delaware limited liability company ("Kodiak") whereby we have the right to "put" to Kodiak up to $2,000,000 in our shares of common stock.  In connection therewith, we have filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 shares of our common stock with 35,000,000 shares still outstanding at September 30, 2015. Our previous arrangement with Kodiak expired in April 2014, but, on July 15, 2014, the Company and Kodiak Capital Group, LLC amended the investment agreement to extend the agreement through December 31, 2015. Based upon the current price of our common stock, we believe that if Kodiak purchases the remaining 35,000,000 shares of common stock, we will only receive approximately $10,500.

On January 23, 2014, we announced the signing of a US$200,000,925 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.

Under the Supply Contract, Kallo will implement an Integrated healthcare delivery solution for the Republic of Guinea. The components of the solution include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

On April 14, 2015, the Minister of Health and Public Hygiene, in a letter confirmed the selection of Kallo Inc., as supplier pursuant to the MobilCareTM Supply Contract, to design and build specialized hospitals in the regions of Conakry, Kindia, Labe, Kankan and Nzerekore, and asked Kallo to mobilize its technical teams for site visits to engage in preliminary studies for the construction of these hospitals.

The Government of Guinea has been looking into securing funding for the Kallo Integrated Delivery System ("KIDS") for US$ 200,000,925 and a financial institution has come to the stage of agreeing on the terms requested by the Government of Guinea based on their acceptable economic framework for such projects. We expect the final documentation and implementation schedules between the financial institution and the Government of Guinea to be completed shortly, which would trigger the release of Kallo's down payment for the project initiation and production.

In anticipation of the start of the Supply Contract, Kallo has built a Clinical Command Centre and other infrastructure at its Head Office as well as hiring a team focused on building out the project and delivery plan for the Contract.

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

In addition to the primary supply contract, on April 6, 2015, the Government of Guinea signed an addendum to the agreement expanding the project by $54,916,600 to include the addition of the following:

1.	Mobile Clinics (2)
2.	Utility Vehicle (1)
3.	Clinical, Pharmaceutical and Laboratory Equipment
4.	Networking & Communications Infrastructure
5.	Clinical Systems
6.	5-Year Service & Maintenance
7.	5-Year Education & Training by Kallo University
8.	Freight & Insurance

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

Kallo's integrated healthcare delivery implementation plan for Guinea is based on the timelines of the Mobile Clinic's delivery and training schedule as agreed with the Government of Guinea.

Based on the delivery plan of Kallo Inc., there is a lead-time of six months for production and delivery of the first two mobile clinics in Guinea from the time of confirmed purchase order and payment of deposit.

In this period of six months from the date of purchase order confirmation to us the following will be completed for go live of the Healthcare Solution.

1.	Establish geographical coverage for Mobile Clinics based on hospitals to population ratio in specific rural areas of Guinea
2.	Establish the specialists support from teaching hospitals
3.	Establish leadership for operational and administrative support
4.	Establish governance councils for operations, education and training

Our healthcare delivery solution with mobile clinics, clinical and administrative command centers deployed in an integrated model with the current healthcare delivery services will produce demonstrable impact in the community in terms of improved healthcare delivery within 12 months of implementation that would contribute to the flagship achievement by the current government to its merit.

Our plan and focus during the next twelve months include implementing Kallo's Integrated Delivery System ("KIDS") in Guinea in a timely manner and building out our go to market strategy based on the segmentation of the healthcare requirements of our customers.

Sales Go-To-Market Strategy

Our Sales Go-To-Market Strategy is segmented based on the varying needs of our customers in the following three categories:

1.
Full solution with Kallo Integrated Delivery System (KIDS) – typically longer sales cycle and includes the end to end solution of Mobile Clinics, Rural Poly Clinics, Global and Regional response centers, Clinical and Administrative command centers, telehealth support, Kallo University training, pharmacy and medical consumable support and Emergency services with ground and air ambulance vehicles.  This solution is focused on the end to end healthcare needs of developing countries.

2.
Component Solutions – typically mid-term sales cycle and includes any of the components of the KIDS implementation without the full support structure.  This strategy is focused on augmenting healthcare support where needed, such as, disaster management, North American First Nations, etc.

3.
Technology Solutions – typically short-term sales cycle and includes elements of the KIDS program that can enhance existing healthcare solutions.  These would include our Hospital Management System, Consulting services, Bio Medical support, Mobile or Fixed Clinic manufacturing, etc.  This strategy is focused on enhancing existing healthcare environments globally.

Our milestones during the next twelve months are:

1.
Develop our sales and marketing organization for the Component Solutions segment and expand the existing pipeline by building relationships with Government disaster recovery agencies as well as First Nations Leaders.  We are utilizing existing resources to execute this strategy and will expand as operational financing permits.

2.
Perform a market analysis of the demand for individual components of the solution and targeted audience for each of the components.  We are utilizing the expertise of existing resources to execute this strategy and will expand as operational financing permits.

3.	Continue to develop a pipeline of qualified opportunities for the full delivery solution with target to close and begin execution of the solution within the next 12 months.

KALLO INTEGRATED DELIVERY SYSTEM

Kallo's healthcare mission is to "reach the unreached".  The end to end solution includes the following:

•
MobileCareTM – a mobile trailer that opens into a state of the art clinical setup in a vehicle equipped with the latest technology in healthcare.   More than just a facility, MobileCareTM can instantly connect the onboard physician with specialists for on-demand consultation via satellite through its Telehealth system. This is truly a holistic approach to delivering healthcare to the remotely located. For many rural communities, the nearest hospital, doctor or nurse may be hundreds of kilometers away. In many cases, this gap can be bridged using Telehealth technology that allows patients, nurses and doctors to talk as if they were in the same room.

•
RuralCareTM – prefabricated modular healthcare units focused in rural areas where no roads infrastructure is available.  They are equipped to provide primary healthcare including X-Ray, ultrasound, surgery, pharmacy and lab services.  Ranging from 1,200 to 3,800 square feet, these clinics can be up and running in disaster zones or rural areas in as little as one week.  Similar to the MobileCareTM product, RuralCareTM also utilizes satellite communications to access the Telehealth system.

•
Global response center – located in the Kallo headquarters in Canada, this is the escalation point for the coordination of delivery of Telehealth and eHealth support. It consists of both the Clinical Command Center and the Administrative Command Center.

•
Regional response centers, Clinical and Administrative Command centers – located in the urban area hospitals and connected with satellite communications, these centers coordinate all aspects of the healthcare delivery solution with the Mobile clinics and Rural clinics including clinical services, Telehealth services, pharmacy and medical consumable coordination as well as escalations to the Global response center.

•	Kallo University – provides education, training and development of local resources for all aspects of the healthcare delivery which includes clinical, engineering and administration.

•	Emergency Services – provides ground and air ambulance vehicles for emergency transport.

We expect to see sales revenues from the Kallo Integrated Delivery System in the next twelve months. Our end to end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also install our copyrighted software and third party software as required along with a 5 year support agreement renewable after the 5 year initial term that includes the medical equipment, software licenses, installation implementation and training.  This generates an ongoing revenue stream for service, maintenance, spare-parts, and consumables.

New Business Developments

Ghana – In addition to the Memorandum of Understanding signed on November 20, 2012, we are actively perusing the following opportunities:

•
Request for proposal dated October 20th, 2015 for one Independent Health Center for the supply and installation of Medical equipment with decision expected by November 30, 2015.  Approximate value of $1.5M.

•
Request for proposal dated October 27th, 2015 for supply and installation of Biomedical equipment for multiple existing hospitals for the Ministry of Health.  Proposal to be submitted with expected decision by November 30th, 2015.  Approximate value of $60M

Chad – Two alternative proposals both submitted on August 16, 2015 for either 12 Mobile Clinics or 1 Rural clinic to the Minister of National Security.  The proposals are currently in the review phase with the Government of Chad with a follow up meeting still to be determined.  Approximate value is either $196M or $112M dependent on which proposal is accepted.

Cameroon – Proposal submitted on August 12, 2015 was approved by the Minister of Health and has been escalated to the Prime Minister's office to initiate Memorandum of Understanding process.  Expected duration of MOU process is 2 months.  Value is still to be determined dependent on scope.

Costs Associated with the Plan of Operations

Currently under the plan of operations, we have expenses towards twenty full time resources, including engineers, applications specialist, and project and operations managers.  We have completed the product development phase for Electronic Medical Records system, Mobile Clinics, Rural Poly Clinics and Clinical Command Centers.  Our efforts are focused in commercializing these technologies and generating revenue which in turn will sustain the Company and enable further development of our other owned copyrighted technologies.

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

Results of operations

Revenues

We did not generate any revenues during the nine months ended September 30, 2015 or 2014. We have numerous sales opportunities that are in process of finalizing.  There is no assurance we will ever generate revenues from our operations.

Expenses

During the three months ended September 30, 2015 we incurred total expenses of $1,296,257, including $502,653 in salaries and compensation, $15,496 in depreciation, $215,547 in professional fees, $71,224 in selling and marketing expenses, $394,387 in interest and financing costs and $123,575 as other expenses, net of $26,625 gain in change in fair value on derivative liabilities whereas during the three months ended September 30, 2014 we incurred total expenses of $580,372, including $309,459 in salaries and compensation, $11,374 in depreciation, $160,522 in professional fees, $22,497 in selling and marketing expenses and $76,520 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase in our total expenses for the three months ended September 30, 2015 from the comparative period is mainly due to an increase in salaries and compensation of $193,194, an increase in selling and marketing of $48,727, an increase in professional fees of 55,025 and an increase in other expenses of $47,055. The increase in professional fees was mainly due to the outsourcing of certain strategic planning, project management planning and IT services for preparing the Company to deliver on its pending contracts. There is also a net increase in expense of $361,809 resulting from interest and financing costs as well as change in fair values relating to the promissory notes which were not present in the previous period.

The increase in salaries and compensation was mainly due to the doubling of employees from September 30, 2014 to September 30, 2015 as Kallo expects the contracts with the Republic of Guinea to start later this year. Selling and marketing expenses increased due to more travel to Africa to finalize the contract with the Republic of Guinea.

During the nine months ended September 30, 2015 we incurred total expenses of $7,445,950, including $4,787,628 in salaries and compensation, $35,850 in depreciation, $1,269,967 in professional fees, $194,773 in selling and marketing expenses, $816,330 in interest and financing costs and $396,194 as other expenses, net of $54,792 gain in change in fair value on convertible promissory notes whereas during the nine months ended September 30, 2014 we incurred total expenses of $1,657,539, including $829,359 in salaries and compensation, $34,121 in depreciation, $446,036 in professional fees, $164,932 in selling and marketing expenses and $183,091 in other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees. The increase of $3,958,269 in salaries and compensation is due to an increase in non-cash stock based compensation of $3,183,600 in 2015 to employees and directors and the doubling of employees from September 30, 2014 to September 30, 2015 as Kallo is ramping up for the anticipated start of the contract with the Republic of Guinea. The increase in professional fees of $823,931 was mainly due to the outsourcing of certain strategic planning, project management planning and IT services to outside consultants. There is also an increase in interest and financing costs of $799,862 and a gain in change in fair value of $54,792 on the new convertible promissory notes which Kallo received in late 2014 and early 2015.

Net Loss

During the three months ended September 30, 2015 we did not generate any revenues and incurred a net loss of $1,296,257 compared to a net loss of $580,372 during the same period in 2014. The main reasons were the increases in salaries and compensation and professional fees for the reasons discussed above.

During the nine months ended September 30, 2015 we did not generate any revenues and we incurred a net loss of $7,445,950 compared to a net loss of $1,657,539 during the same period in 2014. The main reasons were the unrealized loss on fair value changes and interest and financing costs related to convertible promissory notes and the increases in salaries and compensation and professional fees for the reasons discussed above.

Liquidity and capital resources

As at September 30, 2015, the Company had current assets of $124,862 and current liabilities of $1,618,955, indicating working capital deficiency of $1,494,093. As of September 30, 2015, our total assets were $699,313 in cash, prepaid expenses, equipment, long term deposit and our total liabilities were $1,643,506 comprised of $808,918 in accounts payable and accrued liabilities, $457,931 in derivative liabilities, $321,086 in convertible promissory notes, short term loans of $35,937 and deferred lease inducement of $19,634.

Cash used in operating activities amounted to $3,156,758 during the nine months ended September 30, 2015, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash used in investing activities during the current nine months period ended September 30, 2015 was $258,383 and related to the acquisition of equipment related to the setting up of a clinical command control centre and other infrastructure at the Head Office in anticipation of the start of the Guinea contract.

Cash provided by financing activities during the nine months ended September 30, 2015 amounted to $3,189,808 and represented proceeds from issuance of common stock of $2,663,273, proceeds from issuance of convertible promissory notes of $580,075, net of repayment of loans payable of $53,540.

The Company issued 68,867,121 shares of common stock for cash consideration of $2,491,090 (including $37,163 from 2,450,000 shares issued to employees) and obtained $172,182 from the exercise of a put with Kodiak during the nine months period ended September 30, 2015.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are not effective due to the presence of adjusting journal entries during our last audit. In June, 2015 we added a Vice President of Finance to the management team who added a number of internal controls with appropriate segregation of duties related to cash management and other financial reporting controls. There were no changes in our internal control over financial reporting during the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.               RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.                    EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.1

16.2	Letter from MaloneBailey, LLP.	8-K	3/02/11	16.2

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of November, 2015.

KALLO INC.
(The "Registrant")

BY:	JOHN CECIL
John Cecil
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement.	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/24/12	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10.9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Collins Barrow Toronto LLP.	8-K/A-1	2/15/12	16.1

16.2	Letter from MaloneBailey, LLP.	8-K	3/02/11	16.2

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

31.1	Certification of Principal Executive and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X