Form 10-K
period 2015-12-31
Kallo Inc.
filed 2016-04-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0542529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2015: $9,042,611

The registrant had 6,845,787,739 shares of common stock outstanding as of March 29, 2016.

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

Upon acquiring Rophe, the focus of our business was to develop medical information technology software.  It has since expanded to the delivery and support of an end to end healthcare solution for developing countries and rural communities with the focus on improving all aspects of health care delivery.

Business Overview

Our end to end health care solution is called the Kallo Integrated Delivery System (KIDS) and consists of the following 3 components:

1.	Care Platforms

a.
These include the care facility platforms – MobileCareTM and RuralCareTM described in more detail in the MD&A section, Dialysis care and brick and mortar hospitals as well as the emergency medical services care both land and air transportation.

2.	Digital Technology

a.
This component of the business includes the Electronic Medical Records (EMR), Picture Archiving and Communication System (PACS), eLearning system, eGovernance solutions as well as our Tele-health solution that supports the Global and Regional response centers for real time support of medical emergencies.

3.	Education & Training

a.
This component includes the education and training for all aspects of healthcare management – clinical including clinical informatics, engineering including bio-medical, information and communications technology and health administration.

Each of these components are included in the full KIDS solution but can also be used as individual components to enhance an existing health care infrastructure.

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

5.
KIDS (Kallo Integrated Delivery System), a Technology & process framework defines and describes the component parts of the various products and services that Kāllo is delivering to its clients, including the human resources component, and how these parts interact and relate to one another.  The framework also recognizes the need for collaboration with local care facilities, services and providers to support continuity of care and facilitate patient transport between facilities.

6.
KIDS (Kallo Integrated Delivery System) Global Tele-Health Ecosystems. The Tele-health Program encompasses the broad variety of Technologies and administrative processes needed to deliver virtual medical care, health promotion/prevention and other patient education to KIDS patients. The tele-health program facilitates synchronous and asynchronous interactions where patients or care providers are in different locations and includes scheduling, information delivery and care management services.

Target Market

Our primary target market for the Kallo Integrated Delivery System is global with the current focus in developing countries where health care services are limited.  We have established several sales and marketing partnership agreements under "Business Associate" section either representing Kallo independently or as an organization.  We are currently in various stages of our sales cycle with more than 10 countries.

Additionally, with the components of our KIDS solution, we are targeting markets where we can provide complimentary services to existing health care infrastructures.  These markets include the following:
•	Communicable & Infectious disease Information Management System – supporting World Health Organization (WHO) and Center for Disease Control (CDC); $200B market
•	Electronic Medical Records integration engine for Health Information Access Layer – focused on clinics, hospitals, IDC & IHC; $100B market
•	Clinical Care Globalization – focused on medical tourism; $40B market
•	Mobile Medical Clinics – focused on disaster recovery management and rural community health services for wide range of services, HIV monitoring, chemotherapy, acute care, dialysis, etc; $30B market

Intellectual Property and Research and Development

We continue our efforts in research and development through collaborations with medical faculties in Canada and the United States on an ongoing basis where our company stands to benefit from the technology ownership of the treatment or diagnostic systems developed for commercial use.

During 2015, we did incur expenses (both management and technical) relating to research and development with considerable efforts in continuing our research and development work on the Mobile Clinic and Telehealth system, which would be rolled out in the near term in different geographies based on the needs and funding availability.

Competition

We compete with many entities in various sectors; mobile clinic and temporary medical facility manufacturers, health care equipment resellers, EMR developers, health care education providers, EMS contracted services, etc.  Our competitors tend to be focused on a component of our health care solution, but do have established histories in their particular area of expertise affording them a resource advantage.  We are effectively in the start-up phase of operations and as a result, we have little or no impact upon our competition.  Our differentiating factor however is our fully integrated solution.  In the opportunities that we have been engaged in, we have not encountered a competitor that offers the full end to end solution that we are proposing to our customers.

Managements View of the Market Trend

Our management believes that we are well positioned to assist in the global focus on improving health care delivery through our solution platforms.  Global spending on health care in 2013 totaled $7.2 trillion or 10.6% of global gross domestic product.  Health spending is expected to rise an average of 5.2% a year in 2014 – 2018 to $9.3 trillion.  A number of the driving factors of the increase, emerging market expansion, infrastructure improvements and treatment and technology advances, fall into our portfolio of products and services.  Other factors include the health needs of an aging and growing population as well as the rising prevalence of chronic diseases.  The most rapid growth is expected to be in the Middle East and Africa due, in part, to population growth and efforts to expand access to care.  All figures quoted from "World Industry Outlook: Healthcare and Pharmaceuticals, The Economist Intelligence Unit, May 2104".

In addition, of the eight Millennium Development Goals detailed by the United Nations, three of the initiatives are related to improvements in healthcare delivery.  They include Goal 4: Reduce Child Mortality, Goal 5: Improve Maternal Health, and Goal 6: Combat HIV/Aids, Malaria and Other Diseases.  These remain focus areas for global improvement.

The challenges that we have seen in the market are primarily due to the lengthy sales cycle involved in the healthcare sector.  Kallo has a detailed sales process which allows us to fully understand the customer needs prior to quoting a solution.  Once selected for the project, we work through the formal approval process of multiple government ministries.  This process of coordination of approvals, financing complexities and the possibility of electoral and cabinet changes creates significant forecasting challenges.

Government Regulation and Compliance

The healthcare regulations and standards vary widely in the geographic areas that we are focused in, with the primary concerns around patient health, safety, and privacy.  With rapid advances in clinical and technology changes, the increased scrutiny by governments, the media and consumers has created continual monitoring and increased regulation on drug and patient safety specifically.

Within the global market that we serve, North America has some of the most stringent regulations and standards for medical technology and pharmaceutical approvals.  As such, we have partnered with a number of major biomedical suppliers to ensure the highest standards of equipment.  We intend to utilize only the highest standards of product regardless of the market that we are serving.

Agreement with Kodiak Capital Group, LLC

On July 15, 2014, we entered into an Investment Agreement with Kodiak wherein it was agreed that we could "Put" to Kodiak up to 50,000,000 common shares provided that the investment amount, when taken together with all other "Put Notices", shall not exceed $2,000,000. The contract terminated December 31, 2015.

Employees

As of March 24, 2016, we have nineteen full time employees.

Warranties

We do not provide warranties in connection with our products or services.  Our third party products are supplied with the manufacturer's warranty and we offer additional coverage with a service agreement.

Insurance

We currently do not have insurance but do intend to insure the business as soon as fiscally possible.

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

ITEM 3.                          LEGAL PROCEEDINGS.

None.

ITEM 4.                          MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on OTC Markets under the symbol "KALO". A summary of trading by quarter for 2015 and 2014 is as follows:

Fiscal Year 2015	High Bid	Low Bid
Fourth Quarter 10-1-15 to 12-31-15	$0.0011	$0.0001
Third Quarter 7-1-15 to 9-30-15	$0.035	$0.0008
Second Quarter 4-1-15 to 6-30-15	$0.15	$0.265
First Quarter 1-1-15 to 3-31-15	$0.11	$0.0462

Fiscal Year 2014	High Bid	Low Bid
Fourth Quarter 10-1-14 to 12-31-14	$0.25	$0.025
Third Quarter 7-1-14 to 9-30-14	$0.08	$0.0401
Second Quarter 4-1-14 to 6-30-14	$0.11	$0.0301
First Quarter 1-1-14 to 3-31-14	$0.45	$0.03

Dividends

We have not declared any cash dividends, nor do we intend to declare cash dividends at this point.  We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent.  Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

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

The 2011 Non-Qualified Incentive Stock Option Plan provides for the issuance of shares of our Common Stock for services rendered to us. The board of directors is vested with the power to determine the terms and conditions of the shares. The Plan included 10,000,000 shares of common stock. On September 7, 2012, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan; and, 2,766,666 shares of common stock remain available under this plan.

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

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated no revenues from our operations during the last seven years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties.  We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.  There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that the Company will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last five fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  These options include, debt and equity offers to existing shareholders, debt and equity offers to independent investment professionals and through various other financing alternatives.  Management's opinion is that the combination of the three options along with the forecasted closing of at least one project will enable continued operations for the next 12 months.  There is no assurance that we will receive additional money from these options and our existing shareholders are under no legal duty to provide us with additional financing nor have our shareholders committed to provide us with additional financing. Management believes that the Company can be generating sufficient cash flow from operation from the several potential projects as detailed below within the next 3 months and any additional funding can be met through one of the three options mentioned.

On December 24, 2015, we received a purchase request from Chrispod Limited in response to a proposal we submitted to Chrispod Limited on December 1, 2015, for medical equipment for the Ministry of Health in Ghana for regional hospital use.  Chrispod Limited was awarded the contract on December 27th, 2012 and it was recently reapproved by the Minister of Health for delivery in 2016.  Chrispod Limited has subcontracted Kallo for the delivery of the equipment as stated in our proposal and is currently awaiting final approval for the financing offer that was presented to the Minister of Finance.  The full contract is approved for $60,058,000 US dollars, of which the Kallo proposed component will be $21,753,801 US dollars.  The contract is in the final approval stage with the Minister of Finance.  Under this contract, Kallo will supply medical equipment and accessories and other essential hospital equipment.  Installation of the medical equipment is not included in the project scope.  There is no assurance any equipment will be sold to Chirspod Limited.

On January 23, 2014, we announced the signing of a US$200,000,925 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.  On April 14, 2015, the Minister of Health and Public Hygiene, in a letter confirmed the selection of Kallo Inc., as supplier pursuant to the MobilCareTM Supply Contract, to design and build specialized hospitals in the regions of Conakry, Kindia, Labe, Kankan and Nzerekore, and asked Kallo to mobilize its technical teams for site visits to engage in preliminary studies for the construction of these hospitals.  No equipment has been sold under the terms of this supply contract.

On October 11, 2015, the Republic of Guinea held their presidential election and the incumbent Prof. Alpha Conde was re-elected as affirmed by the National Electoral Commission on October 17, 2015.  His formal inauguration occurred on December 14, 2015.  With his re-election, there have been a number of cabinet changes, including the appointment of Dr. Abdou Diallo as the Minister of Health in early January.  All of the project material has been provided to Dr. Diallo.

Under the Supply Contract, Kallo will implement an integrated healthcare delivery solution for the Republic of Guinea. The components of the solution include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

The Government of Guinea has been looking into securing funding for the Kallo Integrated Delivery System ("KIDS") for US$ 200,000,925 and a financial institution has come to the stage of agreeing on the terms requested by the Government of Guinea based on their acceptable economic framework for such projects. We continue to be in contact with the newly appointed Minister of Health and expect to finalize the health strategy and implementation schedules between the financial institution and the Government of Guinea in the next 6 months. Once this process is complete, it would trigger the release of Kallo's down payment for the project initiation and production.  There is no assurance that the down payment will ever be made to us.

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

During the first quarter of 2015, the office of the Minister of Finance – Ghana has been presented an offer to finance healthcare projects in Ghana valued at Euros 850 million. 250 million euros is to be utilized for a nation-wide malaria vector larviciding program, and the balance 600 million euros is for the Nation wide deployment of Kallo MobileCare, RuralCare and DialysisCare programs from Kallo Inc. The office of the Minister of Finance – Ghana is reviewing the offer and as of the date of this report, no further updates on financing were available.

The Ministry has identified project sites for this project as follows:

	Polyclinic Urban-Urban	Polyclinic Rural- Rural	Total	CHPS
Greater Accra	3	1	4	0
Ashanti Region	2	1	3	0
Central Region	2	1	3	2
Northern Region	2	2	4	2
Upper East Region	1	2	3	2
Upper West Region	0	0	0	1
Western Region	2	3	5	0
Volta Region	1	1	2	2
Eastern Region	1	1	2	0
Brong-Ahafo Region	1	0	1	1
	15	12	27	10

There is no assurance that any of the foregoing projects will ever be initiated.

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

2.
Component Solutions – typically mid-term sales cycle and includes any of the components of the KIDS implementation without the full support structure.  This strategy is focused on augmenting healthcare support where needed, such as, disaster management, North American First Nations, medical equipment supply, installation and testing.

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

Delivery Plan

Our plans for delivery of projects are unique to each opportunity but the core process can be emulated and specifics added based on the customers' requirements.

For a component delivery project such as our contract with Chrispod Limited for Ghana, the requirement is for the delivery of medical equipment, as well as other essential hospital equipment; beds, generators and elevator lifts.  Of which only the generators and elevator lifts require installation services.  With this solution, the delivery plan is focused around the coordination of manufacturer lead times, transportation offers and the management of importation and duties.  Installation services are coordinated between the manufacturer and the Kallo engineering team.  All of which are managed with detailed timeline reporting.

Our integrated healthcare delivery implementation plan for our full KIDS solution, such as for Guinea, begins with the detailed schedule for the delivery and training as agreed with the Government.  We are currently developing a full 36 month roll out strategy for all aspects of the delivery, highlighting any risks and mitigation plans for those risks.  Once the purchase order and payment are confirmed, the delivery plan includes a lead time of six months for production and landing of the first two mobile clinics.

In this period of six months from the date of purchase order confirmation to us the following will be completed for go live of the Healthcare Solution.

1.	Establish geographical coverage for Mobile Clinics based on hospitals to population ratio in specific rural areas of Guinea
2.	Establish the specialists support from teaching hospitals
3.	Finalize all in country support contracts
4.	Establish in country leadership for operational and administrative support
5.	Establish governance councils for operations, education and training

Our healthcare delivery solution with mobile clinics, clinical and administrative command centers deployed in an integrated model with the current healthcare delivery services will produce demonstrable impact in the community in terms of improved healthcare delivery within 12 months of implementation that would contribute to the flagship achievement by the current government to its merit.

Our plan and focus during the next twelve months include the delivery of our proposed project with Chrispod Limited and the Government of Ghana, beginning the first phase of implementation of our KIDS solution in Guinea and building out our go to market strategy as described in the Go-To-Market Strategy section.

New Business Developments

Ghana – In addition to the sub-contract from Chrispod Limited provided on December 24, 2015 and the direct Memorandum of Understanding signed on November 20, 2012, we are actively perusing the following opportunity:

•
Currently in discussions with Minister of Health to determine scope of a direct add on to the Chrispod Limited contract for medical equipment expansion for existing healthcare facilities across Ghana.  Request for proposal and decision is expected by end of May 2016.

Cameroon – From the proposal submitted on August 12, 2015, The Memorandum of Understanding process has been completed and approved by the Minister of Health and the Prime Minister's office.  Next step would include a detailed analysis of the healthcare infrastructure currently in place.  As part of the MOU, there is an immediate need for support of a sporting event taking place in Cameroon in late 2016.

Chad – Two alternative proposals both submitted on August 16, 2015 for either 12 Mobile Clinics or 1 Rural clinic to the Minister of National Security.  The proposals are currently in the review phase with the Government of Chad with a follow up meeting still to be determined.

There is no assurance any of the foregoing will materialize.

Results of operations

December 31, 2015 compared to December 31, 2014

Revenues

We did not generate any revenues during the year ended December 31, 2015 or 2014.  We are pursuing numerous sales opportunities.

Expenses

During the year ended December 31, 2015 we incurred total expenses of $8,964,960, including $4,804,831 in salaries and compensation, $76,457 in depreciation, $1,483,909 in professional fees, $230,165 in selling and marketing expenses, $948,607 in interest and financing costs, $97,890 gain in change in fair value on derivative liabilities, $355,508 in fixed asset impairment and $1,163,373 as other expenses. Our professional fees consist of legal, consulting, accounting and auditing fees.

During the year ended December 31, 2014 we incurred total expenses of $4,209,038.

The increase in our expenses for the year ended December 31, 2015 was primarily due to an increase in salaries and compensation of $3,532,151 including stock-based compensation of $3,701,600 issued to management and employees, an increase in professional fees of $751,046, an increase in interest and financing costs of $902,729, an increase in other expenses of $92,450, a decrease in selling and marketing expenses of $15,962 and a decrease in the impairment charge of $509,492. The increases are due to the increased hiring of full time employees and the consulting services to develop the work streams and project plan to execute on a major project as well as the financing charges to fund the business.  The increase in professional fees is mainly due to the cost of consulting services for both development of the project plan and financing requirements.

Net Loss

During the year ended December 31, 2015 we incurred a net loss of $8,964,960 compared to a net loss of $4,209,038 in 2014.

Liquidity and capital resources

As at December 31, 2015, we had current assets of $137,257, current liabilities of $2,029,819 and a working capital deficiency of $1,892,562. As of December 31, 2015, our total assets were $293,435 in cash, prepaid expenses, deposit – long term, equipment and our total liabilities were $2,054,370 comprised of $1,204,942 in accounts payable and accrued liabilities, loans payable of $15,730, derivative liabilities of $210,834, deferred lease inducement of $15,380 and convertible promissory notes of $582,933.

Cash used in operating activities amounted to $3,552,762 during fiscal 2015, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash used in investing activities of $225,033 consisted of purchase of equipment.

Cash provided by financing activities during the year amounted to $3,531,230 and represented mainly proceeds from sales of common stock of $2,663,272 and proceeds from convertible promissory notes of $921,498.

Summary of critical accounting policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and in accordance with the instructions to Form 10-K related to smaller reporting companies as promulgated by the Securities and Exchange Commission.

Intangible Assets - Copyrights

Copyrights are stated at cost. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author's life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, it was determined that the copyrights were impaired as at December 31, 2014 and fully reserved so no additional impairment as at December 31, 2015.

Impairment of Long-lived Assets

Long-lived assets comprise of equipment and copyrights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value. Management evaluated whether there are any adverse qualitative factors in respect to copyrights and equipment indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that the Clinical Command Center and the Infrastructure were impaired as at December 31, 2015.

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

Stock Issued in Exchange for Services

The valuation of the Company's common stock issued to non-employees in exchange for services is valued at an estimated fair market value as determined by Management of the Company based upon trading prices of the Company's common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the contractor's requisite service period (generally the vesting period of the equity grant).

ITEM 7A.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Kallo Inc.
Markham, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Kallo Inc. and its subsidiary (collectively the "Company") as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kallo Inc. and its subsidiary as of December 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception and had an accumulated deficit of $32,143,044 at December 31, 2015 that raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONEBAILEY, LLP
Houston, Texas
April 14, 2016

KALLO INC.
Consolidated Balance Sheets
As at December 31, 2015 and 2014
(Amounts expressed in US dollars)

	2015	2014
ASSETS
Current Assets:
Cash	$4,998	$250,339
Other receivables	-	11,531
Deferred project costs	-	24,990
Prepaid expenses	132,259	122,022
Total Current Assets	137,257	408,882

Deposit – long term	20,627	49,220
Equipment, net	135,551	98,241
TOTAL ASSETS	$293,435	$556,343

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$1,204,942	$924,494
Loans payable	-	56,112
Derivative liabilities	210,834	336,390
Convertible promissory notes net of discount of $69,568 and $248,825 respectively	204,826	16,175
Convertible loans payable – third parties	105,395	-
Short term loans payable	15,730	38,555
Convertible loans payable – related parties	272,712	-
Deferred lease inducement	15,380	35,181
Deferred revenue	-	24,990
Total Current Liabilities	2,029,819	1,431,897
Convertible promissory notes, net of discount $59,939 and NIL respectively	24,551
TOTAL LIABILITIES	2,054,370	1,431,897

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued or outstanding	950	950
Common stock, $0.00001 par value, 15,000,000,000 shares authorized, 5,648,390,746 and 382,156,160 shares issued and outstanding respectively.	56,485	3,822
Additional paid-in capital	30,324,674	22,297,758
Accumulated deficit	(32,143,044)	(23,178,084)

Total Stockholders' Deficiency	(1,760,935)	(875,554)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$293,435	$556,343

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2015	2014

Expenses
General and administration	7,434,862	2,953,330
Selling and marketing	230,165	246,127

Foreign exchange (gain) loss	(66,093)	(53,827)
Depreciation	76,457	53,813
Interest and financing costs	948,607	45,878
Change in fair value on derivative liabilities	(97,890)	95,293
Impairment of copyrights / Assets	355,508	865,000
Loss on extinguishment of short term loan payable	83,344	3,424
	8,964,960	4,209,038

Net Loss and comprehensive loss	$(8,964,960)	$(4,209,038)

Loss per share - Basic and diluted net	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	966,447,335	348,742,260

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
Consolidated Statements of Changes in Stockholders' Deficiency
(Amounts expressed in US dollars)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance December 31, 2013	-	$-	319,106,020	$3,191	$18,669,367	$(18,969,046)	$(296,488)
Issuance of common shares – Kodiak put	-	-	8,472,223	85	481,498	-	481,583
Shares issued to directors, employees and others for services	95,000,000	950	7,560,000	76	721,904	-	722,930
Settlement of short term loans payable by common shares	-	-	680,000	7	27,193	-	27,200
Issuance of common shares for cash	-	-	45,637,917	456	2,281,439	-	2,281,895
Shares issued and issuable for consulting fees	-	-	700,000	7	116,357	-	116,364
Net Loss	-	-	-	-	-	(4,209,038)	(4,209,038)
Balance December 31, 2014	95,000,000	950	382,156,160	3,822	22,297,758	(23,178,084)	(875,554)
Issuance of common shares – Kodiak put	-	-	6,250,000	63	172,120	-	172,183
Shares issued to directors and employees	-	-	2,989,800,000	29,898	3,671,702	-	3,701,600
Shares issued for debt conversion	-	-	2,196,251,125	21,963	1,290,955	-	1,312,918
Issuance of common shares for cash	-	-	68,867,121	689	2,490,400	-	2,491,089
Shares issued for consulting services	-	-	3,508,500	35	230,392	-	230,427
Stock issued for settlement of Payables	-	-	1,557,840	15	171,347	-	171,362
Net Loss	-	-	-	-	-	(8,964,960)	(8,964,960)
Balance December 31, 2015	95,000,000	$950	5,648,390,746	$56,485	$30,324,674	$(32,143,044)	$(1,760,935)

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,964,960)	$(4,209,038)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	76,457	53,813
Stock-based compensation	3,701,600	722,930
Impairment of copyrights / assets	355,508	865,000
Debt forgiveness	-	(31,514)
Loss on extinguishment of short term loan payable and accounts payable	83,344	3,424
Amortization of debt discount	780,364	16,175
Deferred lease inducement	(19,801)	35,181
Change in fair value on derivative liabilities	(97,890)	95,293
Interest and penalties on promissory notes	128,397	-
Unrealized foreign exchange gains	(60,981)	(41,927)
Non-cash consulting fees	230,427	116,364
Changes in operating assets and liabilities:
Decrease (Increase) in other receivables	11,531	745
Decrease (Increase) in deferred project cost	24,990	(24,990)
Decrease (Increase) in prepaid expenses and deposits	18,357	(145,846)
(Decrease) in deferred revenue	(24,990)	-
Increase (Decrease) in accounts payable and accrued liabilities	204,885	(182,045)
NET CASH USED IN OPERATING ACTIVITIES	(3,552,762)	(2,726,435)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(225,033)	(39,591)
CASH USED IN BY INVESTING ACTIVITIES	(225,033)	(39,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,663,272	2,753,918
Proceeds from short term loans payable	-	-
Proceeds from convertible promissory notes	580,075	241,097
Proceeds from other convertible notes ($272,712 from related parties)	341,423	-
Repayment of loans payable	(53,540)	-
CASH PROVIDED BY FINANCING ACTIVITIES	3,531,230	2,995,015

Effect of exchange rate changes on cash	1,224	(6,098)

NET (DECREASE) INCREASE IN CASH	(245,341)	222,891
CASH
Beginning of period	250,339	27,448
End of period	$4,998	$250,339

SUPPLEMENTAL CASH FLOW INFORMATION:
Income Tax paid	$-	$-
Interest paid	$-	$27,477
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of loans payable into common shares	$-	$27,200
Note issued for settlement of Accounts Payable	$18,610	$-
Short term loan transferred to convertible note	$22,977	$-
Accounts payable for equipment	$244,243	$64,490
Initial debt discount on convertible promissory notes	$607,510	$241,096
Stock issued for settlement of accounts payable	$171,362	$-
Conversion of promissory notes into common shares	$1,312,918	$-

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 1 - BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $32,143,044 at December 31, 2015. The Company is expected to incur additional losses as it executes its go to market strategy.

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

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Earnings Per Share

The Company computes basic net loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the period by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the years ended December 31, 2015 and 2014, basic and diluted losses per share are the same for both years.

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

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Related party transactions

FASB ASC 850, "Related Party Disclosures" requires companies to include in their financial statements disclosures of material related party transactions.  The Company discloses all material related party transactions.  Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

Intangible Assets - Copyrights

Copyrights are stated at cost. According to the Canadian Intellectual Property laws in Canada, the life of a copyright is the author's life, the remainder of the calendar year in which the author dies, and a period of 50 years following the end of that calendar year.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on its evaluations, it was determined that the copyrights were impaired as at December 31, 2014 and fully reserved with no additional impairment on December 31, 2015.

Impairment of Long-lived Assets

Long-lived assets comprise of equipment and copyrights. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value. Management evaluated whether there are any adverse qualitative factors in respect to copyrights and equipment indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that the copyrights were impaired as at December 31, 2014 and Clinical Command Center and Infrastructure fixed assets were impaired on December 31, 2015.

Research and Development

The Company accounts for research and development costs in accordance with ASC 730-10, Research and Development. Accordingly, all research and development costs are charged to expense as incurred as software development costs.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Transaction may occur in Canadian dollars which are accounted for under ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statements of Operations. The Company has not, to the date of these consolidated financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2011 through 2014 are subject to examination.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

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

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

The following is a summary of our financial instruments that are accounted for at fair value by level within the fair value hierarchy at December 31, 2015 and 2014:

December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$210,834	$210,834

December 31, 2014
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$336,390	$336,390

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

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Contingencies

The Company accrues estimates for resolution of any legal and other contingencies when losses are probable and estimable, in accordance with ASC 450, Contingencies. Legal defense costs are accrued as incurred. See Note 12.

Stock Issued in Exchange for Services

In accordance with ASC 505, the valuation of the Company's common stock issued to non-employees in exchange for services is valued at an estimated fair market value as determined by Management of the Company based upon trading prices of the Company's common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the contractor's requisite service period (generally the vesting period of the equity grant).

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

The Company has evaluated the terms and conditions of its convertible notes under the guidance of ASC 815. The conversion feature did not meet the definition of "indexed to a company's own stock" provided for in ASC 815. Therefore, the conversion features require bifurcation and liability classification. The Company recorded the conversion feature as a derivative liability and debt discount and is amortized over the life of the convertible note. The debt discount is recorded against the related convertible note outstanding. The amortization is recorded as interest expense. The derivative liabilities are re-valued at the end of each reporting period using the lattice Model, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.

Non-monetary transactions

The Company applies ASC 845, "Accounting for Non-Monetary Transactions", to account for services received through non-cash transactions based on the fair values of the services involved, where such values can be determined. If fair value of the services received cannot be determined, then the fair value of the shares given as consideration is used.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were approximately $56,014 and $27,868, during the years ended December 31, 2015 and 2014, respectively.

Recently Adopted Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK

Common Stock

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the company could issue shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. In connection therewith, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 common shares. The previous arrangement with Kodiak expired in April 2014, but on July 15, 2014, the Company and Kodiak amended the investment agreement to extend the agreement through December 31, 2015. During the year ended December 31, 2015, the Company put $172,183 and 6,250,000 shares were issued compared to the year ended December 31, 2014, the Company put $481,583 and 8,472,223 shares were issued pursuant to the above Agreement.  The agreement expired on December 31, 2015 with no additional extension.

On June 27, 2011, Kallo registered 10,000,000 shares under a 2011 Non-Qualified Stock Option Plan to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2015, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan with no additional shares issued in 2015 under this plan.

On September 6, 2012, Kallo registered 50,000,000 shares under a 2012 Non-Qualified Stock Option Plan to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2015, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

During 2014, the holder of a promissory note converted the principal and interest outstanding of $23,776 into 680,000 shares. The fair value of the stock issued was $27,200 and therefore the Company experienced a loss on extinguishment of $3,424. The Company also issued 7,560,000 shares valued at $434,150 to various employees and directors as compensation for services rendered and 700,000 shares valued at $116,364 to consultants for services rendered. During the year ended December 31, 2014, the Company issued 45,637,917 shares for cash of $2,281,895.

During 2015, the holders of promissory notes converted the principal and the related interest outstanding of $677,742 into 2,196,251,125 shares. The fair value of the derivative liability associated with the notes that were converted, $635,176 was reclassified to equity upon conversion.  Therefore the Company recorded $1,312,918 in conjunction with the conversions. The Company also issued 2,989,800,000 shares valued at $3,701,600 to various employees and directors as compensation for services rendered. During the year ended December 31, 2015, the Company issued 68,867,121 shares for cash of $2,491,089.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK (continued)

During 2015, the Company issued 3,508,500 shares in consideration of $230,427 of consulting services related to fund raising activities.  Also, the Company issued 1,557,840 shares in consideration of $171,362 as repayment for open Accounts Payables related to design development of mobile trailers and recorded a loss on extinguishment as the value of the stock exceeded the balance due on invoice at the time of issuance.

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

During 2015, the Company did not issue any Preferred Class shares.

NOTE 4 – WARRANTS

Warrant activity during 2015 and 2014 is as follows:

Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2013	1,580,000	$0.50
Granted	-	-
Expired	(1,580,000)	-
Balance, December 31, 2014	-	$-
Granted	-
Balance, December 31, 2015	-	$-

Each warrant was exercisable for a period of one year from the effective date of a registration statement filed with the SEC. Such registration statement was declared effective on October 9, 2013 and the warrants expired unexercised in 2014.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2015, 2,662,500,000 shares were issued to directors of the Company as stock-based compensation and were valued, using the market closing price on the date of the grant, at $3,630,000. In addition, 6,470,914 shares were issued to a director of the Company for cash of $323,546 and 55,104,172 shares were issued to an affiliate for  cash of $1,938,282.

During 2014, 6,000,000 common shares were issued to directors of the Company as stock-based compensation and were valued, using the market closing price on the date of the grant, at $350,000. Also during 2014, 95,000,000 Series A Preferred Stock were issued to directors of the Company as stock-based compensation and were valued at $288,780 based on the voting rights of the Preferred shares relative to the fair value of the Company at the date of the issuance. In addition, 6,304,633 shares were issued to a director of the Company for cash of $315,232.

Included in convertible note payable is an amount due to a director of the Company for the amount of $138,069 (2014 - NIL) and an amount due to an affiliate of the company for the amount of $134,643 (2014 – NIL).

Included in accounts payable and accrued liabilities is an amount of $7,873 (2014 - $15,714) due to directors and officers of the Company as at December 31, 2015.

NOTE 6 – EQUIPMENT

	2015	2014

Computer equipment under capital lease	$223,683	$223,683
Nexus computer equipment under capital lease	42,023	42,023
Computer equipment	50,724	39,338
Computer software	37,210	9,577
Hardware & Installation	10,128	-
Office furniture and equipment	27,739	24,796
Leasehold improvement	55,072	30,370
Medical Equipment	13,274	-
Clinical Command Center	15,790	-
Infrastructure	7,911	-

Total Equipment	483,554	369,787
Less accumulated depreciation	(348,003)	(271,546)

Equipment – net	$135,551	$98,241

Depreciation expense during 2015 and 2014 were $76,457 and $53,813 respectively.

Impairment on fixed assets during 2015 and 2014 were $355,508 and $865,000 respectively as described in detail under Impairment of Long-lived Assets in Note 2.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
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

The total recorded acquisition price of $865,000 was allocated to the copyrights obtained in the acquisition, as they were the only significant assets of Rophe, which did not have any operations. The copyrights relate to the following technologies: "EMR Integration Engine" to provide integrated solutions for interoperability within the continuum of care, "C&ID-IMS", an Internet-based solution for monitoring and managing Communicable and Infectious Disease information, "CCG", a clinical-care globalization technology and "MC-Telehealth", a mobile clinic long distance with Telehealth technology. The Company has not recorded the remaining contingent payment of $700,000 due to the uncertainty of the launch of Projects 1, 2 and 3. According to the Canadian Intellectual Property laws, the life of a copyright is the author's life plus fifty years.  As a result, the useful life of the copyrights are determined to be indefinite are not amortized but subject to testing for impairment. The Company continues to develop these technologies for use in a diverse range of potential products and expect to make use of them in future Projects. The Company reviews the value of the copyrights on an annual basis to determine if the value has been impaired. Based on Management's estimation of future profits and as the Company has not generated any revenues from the copyrights yet, it was determined that the copyrights were impaired as at December 31, 2014 and fully reserved at that point.

NOTE 8 – LOAN PAYABLE

As at December 31, 2014, a loan payable of $56,112 to an unrelated party bears interest at 6% per annum, is unsecured and is payable in monthly installments of principal and interest in the amount of Canadian $7,233.

As at December 31, 2015, loan payable is NIL.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes.  The Notes are due and were issued as disclosed in the following table.  The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share disclosed.  The following table represents the remaining notes outstanding as of December 31, 2015.

Original Face amount	Interest rate	Due date	Conversion price per share

Promissory note of $125,000	8%	December 1, 2015	75% of average of the previous two lowest trading days over the last 15 trading days
Promissory note of $100,000	10%	December 21, 2015	65% of lowest trading day over the last 15 trading days
Promissory note of $50,000	8%	October 5, 2015	60% of the lowest trading price over the last 15 trading days
Promissory note of $87,500	8%	January 15, 2016	70% of average of two lowest closing bid price over the last 15 trading days
Promissory note of $60,000	12%	February 3, 2017	60% of the lowest trading price over the last 25 trading days
Promissory note of $50,000	12%	February 3, 2017	65% of the lowest trading price over the last 25 trading days
Promissory note of $55,000	8%	July 9, 2017	65% of the lowest trading price over the last 20 trading days
Promissory note of $55,000	8%	February 5, 2016	60% of the lowest trading price over the last 15 trading days
Promissory note of $40,000	8%	July 13, 2016	60% of the lowest trading price over the last 15 trading days

A summary of the promissory notes is as follows:

	2015	2014
Balance as at Beginning of Period	$16,175	$-
New convertible promissory notes	633,611	265,000
Original issue discount	(53,536)	(23,904)
Penalties	114,914	-
Derivative liabilities	(607,510)	(241,096)
Converted into shares	(654,641)	-
Amortization of debt discount	780,364	16,175
Balance as at end of period	229,377	16,175
Convertible notes – short term	(204,826)	(16,175)
Convertible notes – long term	$24,551	$-

The future principal maturities are due $266,104 in 2016 and $93,100 in 2017.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 9 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the conversion option does not meet the criteria for classification in stockholders' equity.  Therefore, derivative accounting is applicable for the conversion option.

During the year ended December 31, 2015, at the commitment dates, the initial fair values of the embedded conversion feature for the new convertible promissory notes were estimated at $1,034,346 and recorded as derivative liabilities, resulting in a Day 1 loss of $426,836.  During the year, there were conversions and mark to market adjustments as summarized in the table below. The original issue discount for the new convertible promissory notes was $53,536 and $607,510 was allocated to the embedded derivative liabilities. The debt discounts are amortized over the terms of the respective Notes. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model, which uses a probability weighted discounted cash flow model.  The Model requires assumptions related to the interest rate, stock price and conversion price that would be in effect in different scenarios, for which cash flow projections and probabilities are made.  A discounted weighted average cash flow over the various scenarios was completed, and compared to the discounted cash flow of the note without the embedded features, to arrive at the derivative liability.

The key assumptions for the valuation of the derivative liability are as follows:

•	The notes convert with an initial conversion price of 55%-75% of the average or low of the close or bid prices over the 15-15 previous days.
•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 238% - 278%.
•	The holder would automatically convert the note at the maximum of 2 times the conversion price.
•	Full Reset events are projected to occur quarterly generating a projected conversion prices at 125% of market.

The following table illustrates the fair value adjustments that were recorded related to the derivative liabilities associated with the convertible promissory notes:

	2015	2014

Fair value as at beginning of period	$336,390	$-
New promissory notes	607,510	386,187
Elimination associated with conversion of promissory notes	(635,176)	-
Change in fair value (gain)	(97,890)	(49,797)
Fair value as at end of period	$210,834	$336,390

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 10 – SHORT TERM LOANS PAYABLE AND CONVERTIBLE LOANS PAYABLE

	2015	2014

Promissory note bearing interest at 10% per annum, due Nov. 15, 2015	$-	$25,020
Convertible promissory note bearing interest at 15% per annum –third party	105,395	-
Convertible promissory note bearing interest at 15% per annum – Related Party	272,712	-
Non-interest bearing short term funding from third parties	15,730	13,535
	$393,837	$38,555

During the fourth quarter of 2015, the Company provided a debt offering as opposed to equity financing.  The offering includes 15% interest per annum and is convertible at a fixed price at any time during the 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion feature was zero. The total outstanding notes from this debt offering is $378,107 of which accrued interest of $8,439 was added to the balance as of December 31, 2015.

On October 15, 2013, the Company issued a promissory note agreeing to pay the principal amount of Canadian $25,000 plus interest at the rate of 10% per annum on January 15, 2014. The amount outstanding at December 31, 2014 was $25,020 US.  Kallo did not pay on the due date and the holder agreed to extend the due date by seven additional periods of three months up to November 15, 2015. On November 10, 2015, the holder agreed to convert the principal amount and accrued interest of $5,041 into a new debt offering of 15% interest for a 12 month term maturing on November 10, 2016.

On December 18, 2015, the Company issued a promissory note for $18,610 for settlement of a vendor accounts payable.

As at December 31, 2015, the balance of $15,730 (2014 - $13,535) represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 11 – INCOME TAXES

The Company had no income taxes payable at December 31, 2015 and 2014.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2015	2014
Net loss for the year	$(8,964,960)	$(4,209,038)
Effective statutory rate	34%	34%
Expected tax recovery	$(3,048,086)	$(1,431,073)
Net effects of non deductible and allowable items	1,742,542	29,697
Change in valuation allowance	1,305,544	1,401,376
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

	2015	2014
Net operating loss carry forward	$4,779,729	$3,710,244
Equipment	118,771	9,335
Valuation allowance	(4,898,500)	(3,719,579)
Deferred tax assets, net of valuation allowance	$-	$-

Net operating loss carry forwards totaled approximately $14,058,027 at December 31, 2015. The net operating loss carry forwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2015 due to uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Commitments

Operating lease

The Company has a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

2016	$201,215
$201,215

Total rent expense for the above lease was as follows:

2014	$122,432
2015	209,965
$332,397

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

In respect of the Ghana Project, the Company had agreed with two third parties to pay sales commissions equal to $8,717,625 and 4.5% (subject to a maximum of $7,162,375) of the contract price respectively for facilitating and securing the Contract with the Ministry of Health of the Republic of Ghana.  As of June 19, 2015, both contracts have been cancelled.

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
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 12 – COMMITMENTS AND CONTINGENCIES (continued)

Sales commission agreement (continued)

In respect of the Guinea Project mentioned, the Company has agreed with two third parties in Guinea to pay sales commissions for facilitating and securing the Contract with the Ministry of Health of the Republic of Guinea as follows:

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

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2015 and 2014
(Amounts expressed in US dollars)

NOTE 13 – SUBSEQUENT EVENTS

Convertible promissory notes

After December 31, 2015, promissory notes for a total of $53,805 were converted into 1,197,396,993 common shares.

Short term loans payable

After December 31, 2015, a total of $204,704 was received as advances against loans with will have the same terms as described in note 10.

Related party transactions

After December 31, 2015, of the total short term loans payable amount received, a major shareholder and a director invested an aggregate of $174,704 to the Company.

Directors, Executive Officers and Corporate Governance

On February 29, 2016, Vince Leitao resigned as President and Chief Operating Officer

On February 29, 2016, John Cecil was appointed to the position of President and Lloyd Chiotti was appointed to the position of Chief Operating Officer

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

Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2015. Material weakness identified included:

*	Lack of segregation of duties
*
Insufficient controls over the financial close process and preparation of the financial statements identified by the auditors during the audit of the company's financial statements for the year ended December 31, 2015.

We have begun to take steps to remedy the foregoing material weaknesses, including the hiring of a Kallo badged VP of Finance to oversee the accounting and financial reporting process.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

John Cecil	52	President, Chairman of the Board of Directors, Chief
675 Cochrane Drive, West Tower, Suite 630 Markham, ON L3R 0B8		Executive Officer and Chief Financial Officer

Lloyd A. Chiotti	67	Chief Operating Officer and Director
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel R Baker	80	Secretary and a Director
89 Shawnee Circle Toronto, ON, M2H 2X9

Background of officers and directors

John Cecil – President, Chairman of the Board of Directors, Chief Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

On October 20, 2010, John Cecil was appointed Chairman of the Board of Directors, Chief Executive Officer and a Director. And as of March 25, 2011, John Cecil was appointed the treasurer, principal financial officer and principal accounting officer of Kallo Inc. Since December 31, 2009, John Cecil was on our board of directors.  Since December 2003 John Cecil has been the president of Rophe Medical Technologies Inc., in Toronto, Canada.  He is responsible for its research and development and the design and copyright of the company's technology.  From May 2008 to April 2009 Mr. Cecil was the Senior Healthcare Solutions Architect at SUN Microsystems Canada Inc., in Toronto, Canada, a publicly traded company listed on the NASDAQ under the symbol JAVA.  He was responsible for Innovative product positioning by workshops / white board sessions with stakeholders of the customer to increase business value and support sales in revenue growth and design innovative technology solutions.  From April 2007 to May 2008, Mr. Cecil was the Healthcare Director at Satyam Computer Service Ltd., in Toronto, Canada, a publicly traded company listed on the NYSE under the symbol "SAY".  He managed healthcare consulting practices and services.  On February 29, 2016, Mr Cecil was appointed to the position of President of Kallo Inc.

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

Lloyd Chiotti - Director

On September 22, 2011, Lloyd Chiotti was appointed to our board of directors. In February 2015, Mr. Chiotti began full time with Kallo Inc. as the Executive Vice President.  He holds an Engineering degree and an MBA, both from the University of Toronto.  He worked with Enbridge Gas Distribution (formerly The Consumers Gas Company) for over 34 years.  Over the course of his career he held a number of senior management positions including Director of Information Services and a number of Regional General Manager roles within Operations.  In 2006 he joined the Engineering department to lead the Asset Management initiative as Director, Asset Management Strategy. In this capacity, he led a team which implemented an Asset Management system for gas distribution consistent with the international standard called PAS 55 (now ISO 55001). In 2010 he was appointed to the position of Director, Distribution Asset Management.  In this capacity, he was responsible for all distribution system planning and records management and led the development of a comprehensive methodology to develop risk based, long range asset management plans.  He was actively involved in the natural gas industry.  He served as Chair of the Asset Management Task Force of the Canadian Gas Association from 2006 to 2013 and served as a member of the Distribution Working Committee of the International Gas Union from 2007 to 2012.  Throughout his career he has also served on the Boards of a number of not-for-profit organizations including: President, Alternative Computer Training for the Disabled; Chair, United Way of Peel Campaign 1992; Chair of the Board, West Park Healthcare Centre Foundation; Vice-Chair of the Board, Junior Achievement of Toronto and Chair of the Board, Toronto Mendelssohn Choir.  He retired from Enbridge on October 1, 2013.

Conflicts of Interest

There is no conflict that we foresee as our officers and directors devote full time to the business and the operations of the company except for Samuel R. Baker who is not full time in the organization.

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

Audit Committee and Charter

We have a separately designated audit committee of the board. Our board of directors performs the audit committee functions. None of our directors are deemed independent. Two of our directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of our audit committee charter is filed as an exhibit to our 2007 Form 10-K.

Audit Committee Financial Expert

We do not have an external audit committee financial expert.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as Exhibit 14.1 to our S-1 filed with the Securities and Exchange Commission on August 25, 2014.

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

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
John Cecil	2015	132,902	0	1,950,000	0	0	0	0	2,082,902
Chairman & CEO	2014	160,941	0	412,785	0	0	0	43,154	616,880

Vince Leitao	2015	29,644	0	0	0	0	0	0	29,644
Former President (resigned 02/29/2016)	2014	160,941	0	60,796	0	0	0	0	221,737

Samuel Baker	2015	0	0	480,000	0	0	0	0	480,000
Secretary	2014	0	0	150,000	0	0	0	0	150,000

Lloyd Chiotti	2015	0	0	1,200,000	0	0	0	0	1,200,000
Director & EVP	2014	0	0	15,199	0	0	0	0	15,199

[1]	During the year ended December 31, 2015, 2,662,500,000 common shares were issued to directors and officers for a total amount of $3,630,000 of which $NIL was contributed as cash by them and $3,630,000 was granted to them as stock-based compensation.

The number of shares issued as compensation to each named executive officer for the year ended December 31, 2015 was as follows:

•	John Cecil – 1,560,000,000 common shares issued as compensation valued at $1,950,000
•	Samuel Baker - 315,000,000 common shares issued as compensation valued at $480,000
•	Lloyd Chiotti – 787,500,000 common shares issued as compensation valued at $1,200,000

The values reported represent the issue date fair value of the shares multiplied by the number of shares issued.

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

Name and Address Beneficial Owner [1]	Number of Common Shares Owned	Percentage of Ownership	Number of Preferred Shares Owned	Percentage of Ownership
John Cecil [2]	1,651,612,857	29.24%	70,000,000	73.69%
15 Allstate Parkway, Suite 600 Markham, ON L3R 3B4

Lloyd Chiotti	827,546,891	14.65%	5,000,000	5.26%
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel Baker [3]	328,213,850	5.81%	-	-
255 Duncan Mill Road, Unit 504 Toronto, ON, M3B 3H9

All Officers and Directors as a Group (3 people)	2,807,33,598	49.70%	75,000,000	78.95%

Vince Leitao [4]	56,637,845	1.00%	20,000,000	21.05%
15 Allstate Parkway, Suite 600 Markham, ON L3R 3B4

[1]
The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]	Includes 17,600,000 shares of common stock owned by family members of John Cecil.
[3]	Includes 410,000 shares of common stock owned by family members of Samuel Baker.
[4]	Includes 15,000,000 shares of common stock owned by family members of Vince Leitao.
[5]	Each preferred share is entitled to 100 votes.

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

During the year ended December 31, 2015, 1,560,000,000 commons shares, 787,500,000 common shares and 315,000,000 common shares were issued respectively to John Cecil, Lloyd Chiotti and Samuel Baker, as stock based compensation and were valued at $1,950,000, $1,200,000 and $480,000 respectively.  An additional 6,470,914 common shares were issued to Mr. Chiotti for cash of $323,546 and an incremental $138,069 was provided as a short term loan.

As at December 31, 2015, we owe our officers and directors $7,873 in accounts payable and accrued liabilities,

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)            Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2015	$149,446	MaloneBailey LLP
2014	$106,116	MaloneBailey LLP
2014	$65,557	Schwartz Levitsky Feldman LLP

(2)            Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey LLP
2014	$0	Schwartz Levitsky Feldman LLP

(3)            Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015	$0	MaloneBailey, LLP
2014	$0	MaloneBailey LLP
2014	$0	Schwartz Levitsky Feldman LLP

(4)            All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015	$0	MaloneBailey LLP
2014	$0	MaloneBailey LLP
2014	$0	Schwartz Levitsky Feldman LLP

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

PART IV

ITEM 15.                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/29/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of April, 2015.

KALLO INC.

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer,	April 14, 2015
John Cecil	Principal Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	April 14, 2015
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Chief Operating Officer and member of the	April 14, 2015
Lloyd A. Chiotti	Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/29/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension – Schema.

101.CAL	XBRL Taxonomy Extension – Calculations.

101.DEF	XBRL Taxonomy Extension – Definitions.

101.LAB	XBRL Taxonomy Extension – Labels.

101.PRE	XBRL Taxonomy Extension – Presentation.