Form 10-K/A
period 2015-12-31
Kallo Inc.
filed 2016-04-20
CIK 1389034

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
Markham, Ontario, Canada   L3R 0B8
(Address of Principal Executive Offices)   (Zip Code

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

REASON FOR AMENDMENT

The purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2015 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

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

On January 23, 2014, we announced the signing of a US$200,000,925 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.  On April 14, 2015, the Minister of Health and Public Hygiene, in a letter confirmed the selection of Kallo Inc., as supplier pursuant to the MobilCareTM Supply Contract, to design and build specialized hospitals in the regions of Conakry, Kindia, Labe, Kankan and Nzerekore, and asked Kallo to mobilize its technical teams for site visits to engage in preliminary studies for the construction of these hospitals.  No equipment has been sold under the terms of this supply contract, nor is there any assurance any equipment will be sold thereunder.

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

The Government of Guinea has been looking into securing funding for the Kallo Integrated Delivery System ("KIDS") for US$200,000,925 and a financial institution has come to the stage of agreeing on the terms requested by the Government of Guinea based on their acceptable economic framework for such projects. We continue to be in contact with the newly appointed Minister of Health and expect to finalize the health strategy and implementation schedules between the financial institution and the Government of Guinea in the next 6 months. Once this process is complete, it would trigger the release of Kallo's down payment for the project initiation and production.  There is no assurance that the down payment will ever be made to us.  There is no assurance funding will ever be secured or that any funds will ever be released to Kallo.

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

Our end to end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also install our copyrighted software and third party software as required along with a 5 year support agreement renewable after the 5 year initial term that includes the medical equipment, software licenses, installation implementation and training.  This generates an ongoing revenue stream for service, maintenance, spare-parts, and consumables.  As of the date hereof, we have not generated any revenues from our operations and there is no assurance we will generate any revenues in the future.

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
89 Shawnee Circle Toronto, ON, M2H 2X9

Background of officers and directors

John Cecil – President, Chairman of the Board of Directors, Chief Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

On October 20, 2010, John Cecil was appointed Chairman of the Board of Directors, Chief Executive Officer and a Director and on February 29, 2016, Mr. Cecil was appointed President. And as of March 25, 2011, John Cecil was appointed the treasurer, principal financial officer and principal accounting officer of Kallo Inc. Since December 31, 2009, John Cecil was on our board of directors.  Since December 2003 John Cecil has been the president of Rophe Medical Technologies Inc., in Toronto, Canada.  He is responsible for its research and development and the design and copyright of the company's technology.  From May 2008 to April 2009 Mr. Cecil was the Senior Healthcare Solutions Architect at SUN Microsystems Canada Inc., in Toronto, Canada, a publicly traded company listed on the NASDAQ under the symbol JAVA.  He was responsible for Innovative product positioning by workshops / white board sessions with stakeholders of the customer to increase business value and support sales in revenue growth and design innovative technology solutions.  From April 2007 to May 2008, Mr. Cecil was the Healthcare Director at Satyam Computer Service Ltd., in Toronto, Canada, a publicly traded company listed on the NYSE under the symbol "SAY".  He managed healthcare consulting practices and services.  On February 29, 2016, Mr Cecil was appointed to the position of President of Kallo Inc.

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

Lloyd Chiotti - Chief Operating Officer and Director

On September 22, 2011, Lloyd Chiotti was appointed to our board of directors and on February 29, 2016, Mr. Chiotti was appointed Chief Operating Officer. In February 2015, Mr. Chiotti began full time with Kallo Inc. as the Executive Vice President.  He holds an Engineering degree and an MBA, both from the University of Toronto.  He worked with Enbridge Gas Distribution (formerly The Consumers Gas Company) for over 34 years.  Over the course of his career he held a number of senior management positions including Director of Information Services and a number of Regional General Manager roles within Operations.  In 2006 he joined the Engineering department to lead the Asset Management initiative as Director, Asset Management Strategy. In this capacity, he led a team which implemented an Asset Management system for gas distribution consistent with the international standard called PAS 55 (now ISO 55001). In 2010 he was appointed to the position of Director, Distribution Asset Management.  In this capacity, he was responsible for all distribution system planning and records management and led the development of a comprehensive methodology to develop risk based, long range asset management plans.  He was actively involved in the natural gas industry.  He served as Chair of the Asset Management Task Force of the Canadian Gas Association from 2006 to 2013 and served as a member of the Distribution Working Committee of the International Gas Union from 2007 to 2012.  Throughout his career he has also served on the Boards of a number of not-for-profit organizations including: President, Alternative Computer Training for the Disabled; Chair, United Way of Peel Campaign 1992; Chair of the Board, West Park Healthcare Centre Foundation; Vice-Chair of the Board, Junior Achievement of Toronto and Chair of the Board, Toronto Mendelssohn Choir.  He retired from Enbridge on October 1, 2013.

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

Name and Address Beneficial Owner [1]	Number of Common Shares Owned	Percentage of Ownership	Number of Preferred Shares Owned	Percentage of Ownership
John Cecil [2]	1,651,612,857	29.24%	70,000,000	73.69%
15 Allstate Parkway, Suite 600 Markham, ON L3R 3B4

Lloyd Chiotti	827,546,891	14.65%	5,000,000	5.26%
31 Sisman Avenue Aurora, ON, L4G 6R9

Samuel Baker [3]	328,213,850	5.81%	0	0.00%
255 Duncan Mill Road, Unit 504 Toronto, ON, M3B 3H9

All Officers and Directors as a Group (3 people)	2,807,373,598	49.70%	75,000,000	78.95%

Vince Leitao [4]	56,637,845	1.00%	20,000,000	21.05%
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

PART IV

ITEM 15.                          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/29/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.	10-K	4/14/16	23.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of April, 2016.

KALLO INC.

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and the Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer,	April 18, 2016
John Cecil	Principal Financial Officer, Principal Accounting Officer and the Chairman of Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	April 18, 2016
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Chief Operating Officer and member of the	April 18, 2016
Lloyd A. Chiotti	Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/29/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Leonard Steinmetz.	S-1	5/24/10	10.8

10..9	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.10	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.11	Employment Agreement with Mary Kricfalusi.	S-1	5/24/10	10.11

10.12	Employment Agreement with Vince Leitao.	S-1	5/24/10	10.12

10.13	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.14	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.15	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.16	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.17	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.18	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.19	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.20	Termination of Employment Agreement with Vince Leitao.	8-K	2/22/11	10.3

10.21	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.22	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.23	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.24	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.25	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.26	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.27	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.28	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.29	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.30	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.31	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.32	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.	10-K	4/14/16	23.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X