Form 10-Q
period 2016-03-31
Kallo Inc.
filed 2016-05-23
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,860,534,239 as of May 22, 2016.

KALLO INC.
MARCH 31, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	March 31,	December 31,
ASSETS	2016	2015
Current Assets:
Cash	$17,893	$4,998
Prepaid expenses	106,522	132,259
Total Current Assets	124,415	137,257

Deposit – long term	-	20,627
Equipment, net	119,785	135,551
TOTAL ASSETS	$244,200	$293,435

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$1,642,015	$1,204,942
Derivative liabilities	212,283	210,834
Convertible promissory notes, net of discount of $43,178 and $69,568 respectively	199,102	204,826
Convertible loans payable – third parties	146,116	105,395
Short term loans payable	16,765	15,730
Convertible loans payable – related parties	447,393	272,712
Deferred lease inducement	12,610	15,380
Total Current Liabilities	2,676,284	2,029,819
Convertible promissory notes, net of discount of $21,679 and $59,939 respectively	41,698	24,551
TOTAL LIABILITIES	2,717,982	2,054,370

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 15,000,000,000 shares authorized, 6,845,787,739 and 5,648,390,746 shares issued and outstanding, respectively	68,459	56,485
Additional paid-in capital	30,407,485	30,324,674
Accumulated deficit	(32,950,676)	(32,143,044)

Total Stockholders' Deficiency	(2,473,782)	(1,760,935)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$244,200	$293,435

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Expenses
General and administration	$612,061	$1,043,412
Selling and marketing	408	45,114
Foreign exchange gain	71,554	(31,384)
Depreciation	15,766	8,654
Interest and financing costs	65,414	173,609
Change in fair value on derivative liabilities	42,429	292,010
Loss on extinguishment of short term loan payable	-	-
	807,632	1,531,415

Net Loss	$(807,632)	$(1,531,415)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares used in calculating Basic and diluted net loss per share	6,322,786,890	387,141,604

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(807,632)	$(1,531,415)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	15,766	8,654
Stock based compensation	-	211,571
Change in fair value on derivative liabilities	42,429	292,010
Interest and penalties on promissory notes	577	-
Deferred lease inducement	(2,771)	(6,737)
Amortization of debt discount	64,651	169,932
Unrealized foreign exchange gain	50,319	(29,689)
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	-	1,000
(Increase) decrease in prepaid expenses	46,364	(17,165)
Increase (decrease) in accounts payable and accrued liabilities	419,702	53,956
NET CASH USED IN OPERATING ACTIVITIES	(170,595)	(847,883)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of equipment	-	(64,490)
NET CASH USED IN INVESTING ACTIVITY	-	(64,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	356,600
Proceeds from convertible promissory notes	-	406,628
Proceeds from other convertible notes ($150,556 from related parties)	180,556	-
Repayment of loans payable	-	(33,171)
NET CASH PROVIDED BY FINANCING ACTIVITIES	180,556	730,057

Effect of exchange rate changes on cash	2,934	6,054

NET (DECREASE) INCREASE IN CASH	12,895	(176,262)
CASH - BEGINNING OF PERIOD	4,998	250,339
CASH - END OF PERIOD	$17,893	$74,077
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes into common shares	$94,785	$-
Initial debt discount on convertible promissory notes	$-	$406,628

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit of $32,950,676 at March 31, 2016. The Company is expected to incur additional losses as it executes its go to market strategy.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC for the year ended December 31, 2015.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended December 31, 2015 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – COMMON STOCK

During the three months period ended March 31, 2016, the holders of promissory notes converted the principal and the related interest outstanding of $53,805 into 1,197,396,933 shares.  The fair value of the derivative liability associated with the notes that were converted, $40,980 was reclassified to equity upon conversion.  Therefore the Company recorded $94,785 in conjunction with the conversions.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months period ended March 31, 2016, $150,566 was received from a director and an affiliate of the Company and is included in the convertible loans payable to related parties.

Included in accounts payable and accrued liabilities is an amount of $7,873 and $20,312 respectively, due to a director and officer of the Company as at March 31, 2016.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes.  The Notes are due and were issued as disclosed in the following table.  The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share disclosed.  The following table represents the remaining notes outstanding as of March 31, 2016.

Face amount	Interest rate	Due date	Conversion price per share
Promissory note of $125,000	8%	December 1, 2015	75% of average of the previous two lowest trading days over the last 15 trading days
Promissory note of $100,000	10%	December 21, 2015	65% of lowest trading day over the last 15 trading days
Promissory note of $87,500	8%	January 15, 2016	70% of average of two lowest closing bid price over the last 15 trading days
Promissory note of $55,000	8%	February 5, 2016	60% of the lowest trading price over the last 15 trading days
Promissory note of $55,000	8%	July 9, 2016	65% of the lowest trading price over the last 15 trading days
Promissory note of $40,000	8%	July 13, 2016	60% of the lowest trading price over the last 15 trading days
Promissory note of $50,000	12%	February 3, 2017	65% of the lowest trading price over the last 25 trading days
Promissory note of $50,000	8%	June 8, 2017	65% of the lowest trading price of the last 20 trading days

During the quarter ended March 31, 2016, at the commitment dates, there were no new promissory notes.  On March 31, 2016, all the derivative liabilities were valued at $212,283 which resulted in a loss in fair value of $42,429 for the period ended March 31, 2016. There were no new convertible promissory notes in the period. The debt discounts are amortized over the terms of the respective Notes and were $64,651 at March 31, 2016 resulting in net finance charge of $65,414 for the period ended March 31, 2016 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model.

The following table illustrates the fair value adjustments that were recorded related to the level 3 derivative liabilities, associated with the convertible promissory notes:

	March 31,	December 31,
	2016	2015
Fair value as at Beginning of Period	$210,834	$336,390
New promissory notes	-	607,510
Elimination associated with conversion of promissory notes	(40,980)	(635,176)
Change in fair value loss (gain)	42,429	(97,890)
Fair value as at End of Period	$212,283	$210,834

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2016
(Amounts expressed in US dollars)
(Unaudited)

A summary of the promissory notes is as follows:

	March 31,	December 31,
	2016	2015

Balance as at Beginning of Period	$229,377	$16,175
New convertible promissory notes	-	633,611
Original issue discount	-	(53,536)
Interest and Penalties	557	114,914
Derivative liabilities	-	(607,510)
Converted into shares	(53,805)	(654,641)
Amortization of debt discount	64,651	780,364
Balance as at End of Period	$240,800	$229,377
Convertible notes – short term	(199,102)	(204,826)
Convertible notes – long term	$41,698	$24,551

Convertible promissory notes are accounted for at fair value by level within the fair value hierarchy at March 31, 2016 and December 31, 2015 as follows:

March 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$212,283	$212,283

December 31, 2015
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$210,834	$210,834

NOTE 6 – SHORT TERM LOANS PAYABLE AND CONVERTIBLE LOANS PAYABLE

	March 31, 2016	December 31, 2015

Convertible promissory note bearing interest at 15% per annum –third party	146,116	105,395
Convertible promissory note bearing interest at 15% per annum – Related Party	447,393	272,712
	$593,509	$378,107

During the three month period ended March 31, 2016, $181,260 was received in cash for Convertible loans payable which included 15% interest per annum and is convertible at a fixed price at any time during the 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes from this debt offering is $593,509 of which $447,393 is to from related parties.  As most of the loans are offered in Canadian dollars, they are revalued at the closing exchange rate.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 7 – SHORT TERM LOANS PAYABLE

	March 31, 2016	December 31, 2015

Non-interest bearing short term funding from third parties	$16,765	$15,730
	$16,765	$15,730

As at March 31, 2016, the balance of $16,765 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

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
March 31, 2016
(Amounts expressed in US dollars)
(Unaudited)

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

Agreements with suppliers

The Company has entered into agreements with a number of service providers for licensing of software and other professional services to be rendered.  The total remaining amount committed is $2,773,737

NOTE 9 – SUBSEQUENT EVENTS

Convertible promissory notes

After March 31, 2016, promissory notes for a total of $55,195 were converted into 1,014,746,500 common shares.

Convertible loans payable

After March 31, 2016, a total of $48,125 was received as advances against loans which will have the same terms as described in note 6.

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

On January 23, 2014, we announced the signing of a US$200,000,925 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.  On April 14, 2015, the Minister of Health and Public Hygiene, in a letter confirmed the selection of Kallo Inc., as supplier pursuant to the MobilCareTM Supply Contract, to design and build specialized hospitals in the regions of Conakry, Kindia, Labe, Kankan and Nzerekore, and asked Kallo to mobilize its technical teams for site visits to engage in preliminary studies for the construction of these hospitals.  No equipment has been sold under the terms of this supply contract.  There is no assurance any equipment will be purchased under this supply contract.

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

Plan of Operation

The following plan of operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document. Because of the speculative nature of our operations and the nature of the African countries we are attempting to do business with, there is no assurance that any of the planned operations will occur.

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

Cameroon – From the proposal submitted on August 12, 2015, The Memorandum of Understanding process has been completed and approved by the Minister of Health and the Prime Minister's office.  On Wednesday April 27th, 2016 the MOU was signed between Kallo and the Government of Cameroon.  The next step includes a detailed analysis of the healthcare infrastructure currently in place.  As part of the MOU, there is an immediate need for support of a sporting event taking place in Cameroon in late 2016.

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

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2016 or 2015.

Expenses

During the three months ended March 31, 2016 we incurred total expenses of $807,632, including $441,998 in salaries, compensation and payroll expenses, $15,767 in depreciation, $55,571 in professional fees, $408 in selling and marketing expenses, $65,414 in interest and financing costs, $42,429 in change in fair value on derivative liabilities and $186,045 as other expenses whereas during the three months ended March 31, 2015 we incurred total expenses of $1,531,415, including $440,734 in salaries and compensation, $8,654 in depreciation, $503,814 in professional fees, $45,114 in selling and marketing expenses, $173,609 in interest and finance costs, $292,010 in change in fair value derivative liabilities and $67,480 as other expenses.  Our professional fees consist of legal, consulting, accounting and auditing fees.

The decrease in our total expenses for the three months ended March 31, 2016 from the comparative period is mainly due to the reduction in professional fees of $448,243, selling and marketing expenses of $44,706 and interest and financing costs of $108,195.  With the limited funding that we have received, a cost containment strategy has been in place throughout the quarter.

Net Loss

During the three months ended March 31, 2016 we did not generate any revenues and incurred a net loss of $807,632 compared to a net loss of $1,531,415 during the same period in 2015.

Liquidity and capital resources

As at March 31, 2016, the Company had current assets of $124,415 and current liabilities of $2,676,284, indicating working capital deficiency of $2,551,869.  As of March 31, 2016, our total assets were $244,200 in cash, other receivables, prepaid expenses, deferred project costs, equipment, long term deposit and our total liabilities were $2,717,982 comprised of $1,642,015 in accounts payable and accrued liabilities, $212,283 in derivative liabilities, $199,102 in convertible promissory notes, $593,509 in convertible loans, short term loans of $16,765, and deferred lease inducement of $12,610.

Cash used in operating activities amounted to $170,595 during the three months ended March 31, 2016, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash used in investing activities during the current three months period ended March 31, 2016 was $0.

Cash provided by financing activities during the three months ended March 31, 2016 amounted to $180,556 and represented proceeds from issuance of convertible loans.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There are no pending lawsuits.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger	8-K	1/21/11	2.1

3.1	Articles of Incorporation	SB-2	3/05/07	3.1

3.2	Bylaws	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015)	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Vince Leitao	8-K	2/22/11	10.3

10.8	Termination of Employment Agreement with Samuel Baker	8-K	2/22/11	10.4

10.9	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.10	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.11	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.12	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.13	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.14	2011 Non-Qualified Stock Option Plan	S-8	6/27/11	10.1

10.15	Multimedia Contractual Agreement with David Miller	8-K	10/28/11	10.1

10.16	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.17	Independent Contractor Agreement with Savers Drug Mart	8-K	1/26/12	10.1

10.18	2012 Non-Qualified Stock Option Plan	S-8	9/06/12	10.1

10.19	Memorandum of Offering with Ministry of Health of Republic of Ghana	S-1/A-3	6/26/13	10.32

10.20	Addendum to Investment Agreement with Kodiak	S-1/A-4	7/31/13	10.33

10.21	Second Addendum to Investment Agreement with Kodiak	S-1	8/25/14	10.34

10.22	Email from Kodiak	S-1/A-1	9/24/14	10.35

10.23	Email from Kodiak	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter	10-K	4/15/08	99.2

99.3	FCPA Code	S-1	8/25/14	99.3

99.4	Letter from Ministry of Health	8-K	6/08/15	99.2

99.5	Letter from Minister of Health and Public Hygiene	8-K	6/24/15	99.2

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of May, 2016.

KALLO INC.
(The "Registrant")

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger	8-K	1/21/11	2.1

3.1	Articles of Incorporation	SB-2	3/05/07	3.1

3.2	Bylaws	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015)	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Vince Leitao	8-K	2/22/11	10.3

10.8	Termination of Employment Agreement with Samuel Baker	8-K	2/22/11	10.4

10.9	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.10	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.11	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.12	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.13	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.14	2011 Non-Qualified Stock Option Plan	S-8	6/27/11	10.1

10.15	Multimedia Contractual Agreement with David Miller	8-K	10/28/11	10.1

10.16	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.17	Independent Contractor Agreement with Savers Drug Mart	8-K	1/26/12	10.1

10.18	2012 Non-Qualified Stock Option Plan	S-8	9/06/12	10.1

10.19	Memorandum of Offering with Ministry of Health of Republic of Ghana	S-1/A-3	6/26/13	10.32

10.20	Addendum to Investment Agreement with Kodiak	S-1/A-4	7/31/13	10.33

10.21	Second Addendum to Investment Agreement with Kodiak	S-1	8/25/14	10.34

10.22	Email from Kodiak	S-1/A-1	9/24/14	10.35

10.23	Email from Kodiak	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter	10-K	4/15/08	99.2

99.3	FCPA Code	S-1	8/25/14	99.3

99.4	Letter from Ministry of Health	8-K	6/08/15	99.2

99.5	Letter from Minister of Health and Public Hygiene	8-K	6/24/15	99.2

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X