Form 10-Q
period 2016-06-30
Kallo Inc.
filed 2017-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

225 Duncan Mills Road
Suite 504
Toronto, Ontario
Canada M3B 3H9
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company (Do not check if smaller reporting company)	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,907,548,954 as of October 11, 2017.

KALLO INC.
JUNE 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$277	$4,998
Prepaid expenses	102,058	132,259
Total Current Assets	102,335	137,257

Deposit – long term	-	20,627
Equipment, net	-	135,551
TOTAL ASSETS	$102,335	$293,435

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$2,135,325	$1,204,942
Derivative liabilities	268,073	210,834
Convertible promissory notes, net of discount of $34,396 and $69,568 respectively	250,234	204,826
Convertible loans payable – third parties	185,998	105,395
Short term loans payable	16,856	15,730
Convertible loans payable – related parties	592,569	272,712
Deferred lease inducement	8,826	15,380
Total Current Liabilities	3,457,881	2,029,819
Convertible promissory notes, net of discount of $Nil and $59,939 respectively	-	24,551
TOTAL LIABILITIES	3,457,881	2,054,370

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 15,000,000,000 shares authorized, 12,583,742,772 and 5,648,390,746 shares issued and outstanding, respectively	125,838	56,485
Additional paid-in capital	30,920,972	30,324,674
Accumulated deficit	(34,403,306)	(32,143,044)

Total Stockholders' Deficiency	(3,355,546)	(1,760,935)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$102,335	$293,435

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Operating Expenses
General and administration	$1,070,197	$4,502,348	$1,682,258	$5,545,760
Selling and marketing	24,216	78,435	24,624	123,549
Impairment of assets	104,018	-	104,018	-
Depreciation	15,767	11,700	31,533	20,354
Operating loss	(1,214,198)	(4,592,483)	(1,842,433)	(5,689,663)

Interest and financing costs	(128,805)	(248,334)	(194,219)	(421,943)
Change in fair value of derivative liabilities	(103,033)	320,177	(145,462)	28,167
Foreign exchange (loss) gain	(6,594)	(14,294)	(78,148)	17,090
Loss on extinguishment of short term loan payable and convertible promissory note	-	(83,344)	-	(83,344)

Net loss	$(1,452,630)	$(4,618,278)	$(2,260,262)	$(6,149,693)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares used in calculating
Basic and diluted net loss per share	7,720,485,653	421,868,092	7,021,636,272	404,600,778

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,260,262)	$(6,149,693)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	31,533	20,354
Stock based compensation	448,500	3,414,000
(Gain) Loss on extinguishment of short term loan payable and convertible promissory note	-	83,344
Non cash consulting fees	-	240,125
Change in fair value of derivative liabilities	145,462	(28,167)
Impairment of assets	104,018	-
Interest and penalties	98,600	-
Deferred lease inducement	(6,554)	(10,270)
Amortization of debt discount	95,111	405,528
Unrealized foreign exchange loss	38,251	27,087
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	-	1,000
(Increase) decrease in prepaid expenses and deposit	50,828	44,929
Increase (decrease) in accounts payable and accrued liabilities	930,315	(160,313)
NET CASH USED IN OPERATING ACTIVITIES	(324,198)	(2,112,076)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of equipment	-	(210,426)
NET CASH USED IN INVESTING ACTIVITY	-	(210,426)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	1,763,230
Proceeds from convertible promissory notes	-	456,628
Proceeds from other convertible notes ($264,053 from related parties)	319,409	-
Repayment of loans payable	-	(53,540)
NET CASH PROVIDED BY FINANCING ACTIVITIES	319,409	2,166,318

Effect of exchange rate changes on cash	68	2,868

NET DECREASE IN CASH	(4,721)	(153,316)
CASH - BEGINNING OF PERIOD	4,998	250,339
CASH - END OF PERIOD	$277	$97,023
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes into common shares	$217,151	$62,748
Convertible loan payable for expenses paid directly by lender	$5,434	$-
Initial debt discount on convertible promissory notes	$-	$461,580
Accounts payable for equipment	$-	$308,984
Stock issued for settlement of accounts payable	$-	$171,362

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at June 30, 2016. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2019 using one of two retrospective application methods or a cumulative effect approach. The Company is evaluating the potential effects on the consolidated financial statements.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

NOTE 3 – COMMON STOCK

During the six months period ended June 30, 2016, the holders of promissory notes converted the principal and the related interest outstanding of $128,928 into 2,450,352,026 shares.  The fair value of the derivative liability associated with the notes that were converted, $88,223 was reclassified to equity upon conversion.  Therefore the Company recorded $217,151 in conjunction with the conversions.

During the six months period ended June 30, 2016, the Board of Directors approved the issuance of 4,485,000,000 common shares to various directors and employees for a total amount of $448,500. On September 12, 2016, the Company rescinded its decision to issue the 4,485,000,000 common shares to various directors and employees.

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the company could issue shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. In connection therewith, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 common shares. The previous arrangement with Kodiak expired in April 2014, but on July 15, 2014, the Company and Kodiak amended the investment agreement to extend the agreement through December 31, 2015. During the six months period ended June 30, 2015, the Company put $172,362 and 6,250,000 shares were issued pursuant to the above Agreement.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2016, $264,053 was received from a director and an affiliate of the Company and is included in the convertible loans payable to related parties. As at June 30, 2016, the total outstanding notes from the director and the affiliate is $592,569, including accrued interest.

Included in accounts payable and accrued liabilities is an amount of $151,344 due to directors of the Company as at June 30, 2016.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes. The Notes are due and were issued as disclosed in the following table. The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share disclosed. The following table represents the remaining notes outstanding as at June 30, 2016:

Face amount	Interest rate	Due date	Conversion price per share

Promissory note of $100,000	10%	December 21, 2015	65% of lowest trading day over the last 15 trading days
Promissory note of $50,000	8%	October 5, 2015	60% of the lowest trading price over the last 15 trading days
Promissory note of $87,500	8%	January 15, 2016	70% of average of two lowest closing bid price over the last 15 trading days
Promissory note of $55,000	8%	February 11, 2016	60% of the lowest trading price over the last 15 trading days
Promissory note of $50,000	12%	February 3, 2017	65% of the lowest trading price over the last 25 trading days
Promissory note of $50,000	8%	June 8, 2017	65% of the lowest trading price over the last 20 trading days

During the period ended June 30, 2016, there were no new promissory notes.  On June 30, 2016, all the derivative liabilities were valued at $268,073 which resulted in a loss in fair value of $145,462 for the period ended June 30, 2016. The debt discounts are amortized over the terms of the respective Notes and were $95,111 at June 30, 2016 and, together with interest and penalties of $54,674 on the promissory notes, are included in net finance charge of $194,219 for the period ended June 30, 2016 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model.

The following table illustrates the fair value adjustments that were recorded related to the level 3 derivative liabilities, associated with the convertible promissory notes:

June 30, 2016
Fair value as at Beginning of Period	$210,834
New promissory notes	-
Elimination associated with conversion of promissory notes	(88,223)
Change in fair value loss (gain)	145,462
Fair value as at End of Period	$268,073

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

A summary of the promissory notes is as follows:

	June 30, 2016	June 30, 2015

Balance as at Beginning of Period	$229,377	$16,175
New convertible promissory notes	-	503,611
Original issue discount	-	(46,983)
Interest and Penalties	54,674	-
Derivative liabilities	-	(461,580)
Converted into shares	(128,928)	(35,131)
Amortization of debt discount	95,111	405,528
Balance as at End of Period	$250,234	$381,620
Convertible notes – short term	(250,234)	(364,072)
Convertible notes – long term	$-	17,548

Convertible promissory notes are accounted for at fair value by level within the fair value hierarchy at June 30, 2016 and December 31, 2015 as follows:

June 30, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$268,073	$268,073

December 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$210,834	$210,834

NOTE 6 – CONVERTIBLE LOANS PAYABLE

	June 30, 2016	December 31, 2015

Convertible promissory notes bearing interest at 15% per annum – third party	$185,998	$105,395
Convertible promissory notes bearing interest at 15% per annum – related parties	592,569	272,712
	$778,567	$378,107

During the six month period ended June 30, 2016, $319,409 was received in cash for Convertible loans payable which bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was immaterial. The total outstanding notes from this debt offering is $778,567, including accrued interest, of which $592,569 is to from related parties. Interest of $43,926 on the convertible loans payable are included in net finance charge of $194,219 for the period ended June 30, 2016 included in the consolidated statement of operations.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 7 – SHORT TERM LOANS PAYABLE

	June 30, 2016	December 31, 2015

Non-interest bearing short term funding from third parties	$16,856	$15,730
	$16,856	$15,730

As at June 30, 2016, the balance of $16,856 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company has a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

2016	$135,486
$135,486

Sales commission agreement

On January 23, 2014, Kallo Inc. announced the signing of a US$200,000,925 Supply Contract with the Ministry of Health and Public Hygiene of the Republic of Guinea (the "Guinea Project"). The Guinea Project is contingent on adequate financing to be obtained by the Government of the Republic of Guinea and this is still ongoing.

Under the Supply Contract, Kallo will implement customized healthcare delivery solutions for the Republic of Guinea. The components of the solutions include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

In respect of the Guinea Project mentionned, the Company has agreed with two third parties in Guinea to pay sales commissions for facilitating and securing the Contract with the Ministry of Health of the Republic of Guinea as follows:

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

Agreements with suppliers

The Company has entered into agreements with a number of service providers for licensing of software and other professional services to be rendered. The total remaining amount committed is $2,926,527.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Cancellation of share issuance

On September 12, 2016, the Company rescinded its decision to issue 4,485,000,000 common shares to various directors and employees. These shares have been recorded during the quarter ended June 30, 2016 for a total compensation cost of $448,500.

Convertible promissory notes

After June 30, 2016, promissory notes for a total of $39,644 were converted into 720,806,182 common shares and promissory notes for a total of $320,000 were settled in cash by FE Pharmacy Inc. under the agreement mentioned below.

Convertible loans payable

After June 30, 2016, a total of $31,409 was received as advances against loans which will have the same terms as described in note 6.

Reverse stock split

On April 18, 2017, the Board of Directors approved a reverse stock split of the authorized and outstanding shares of common stock on a 1 for 600 basis, after which, the authorized number of common stock will decrease from 15,000,000,000 to 25,000,000. After the completion of the reverse stock split, the Board of Directors approved the increase of the authorized number of common stock from 25,000,000 to 1,150,000,000. As FINRA has not yet approved the reverse stock split yet, it is not effective yet. Therefore, the common share and per common share data in these financial statements and related notes hereto have not been retroactively adjusted to account for the effect of the reverse stock split for all periods presented prior to April 18, 2017.

After the approval of the reverse stock split by FINRA, the 9,907,548,954 common shares outstanding as at October 11, 2017, will be adjusted to 16,512,582 post reverse stock split common shares. Also, 1,086,186,667 post reverse stock split common shares will be issued to make whole for the shares issued after April 18, 2017, as detailed below.

Agreement with FE Pharmacy Inc.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo and a related party, whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company's outstanding indebtedness as at April 7, 2017. Because FINRA has not approved the reverse stock split yet, the 475,000,000 shares issued during the quarter ended June 30, 2017 will be reduced to 791,667 when the reverse stock split becomes effective and 474,208,333 additional post reverse stock split shares will be issued to make them whole again.

Subsequently, FE Pharmacy, Inc. settled Kallo's convertible promissory notes for a total of $320,000 in cash and Kallo's accounts payable for a total of $57,325 in cash.

Issuance of shares

On May 25, 2017, the Company approved the issuance of 595,000,000 post reverse stock split common stock to various directors and employees as compensation for services rendered and 16,000,000 post reverse stock split common stock to a controlling shareholder of FE Pharmacy Inc. and a related party as compensation for services rendered and for nominal cash. Because FINRA has not approved the reverse stock split yet, the 611,000,000 shares issued during the quarter ended June 30, 2017 will be reduced to 1,018,333 when the reverse stock split becomes effective and 609,981,667 additional post reverse stock split shares will be issued to make them whole again.

On July 5, 2017, the Company approved the issuance of 2,000,000 post reverse stock split common stock to a consultant for assistance in helping settle the outstanding convertible promissory notes of Kallo. Because FINRA has not approved the reverse stock split yet, the 2,000,000 shares issued during the quarter ended June 30, 2017 will be reduced to 3,333 when the reverse stock split becomes effective and 1,996,667 additional post reverse stock split shares will be issued to make them whole again.

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

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc. whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. will assume and pay all of the Company's outstanding indebtedness as at April 7, 2017. Management believes that with this agreement in place, it can concentrate on bringing the potential projects as detailed below to fruition and any additional funding can be met through one of the three options mentioned above.

On January 23, 2014, we announced the signing of a US$200,000,925 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.  On April 14, 2015, the Minister of Health and Public Hygiene, in a letter confirmed the selection of Kallo Inc., as supplier pursuant to the MobilCare TM Supply Contract, to design and build specialized hospitals in the regions of Conakry, Kindia, Labe, Kankan and Nzerekore, and asked Kallo to mobilize its technical teams for site visits to engage in preliminary studies for the construction of these hospitals.  No equipment has been sold under the terms of this supply contract.  There is no assurance any equipment will be purchased under this supply contract.

In addition to the primary supply contract, on April 6, 2015, the Government of Guinea signed an addendum to the agreement expanding the project by $54,916,600.

Under the Supply Contract, Kallo will implement an integrated healthcare delivery solution for the Republic of Guinea. The components of the solution include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.

On August 12, 2015, we submitted a proposal for National Healthcare Standardization program. The Memorandum of Understanding process has been completed and approved by the Minister of Health and the Prime Minister's office.  On Wednesday April 27 th, 2016 the MOU was signed between Kallo and the Government of Cameroon.  The next step includes a detailed analysis of the healthcare infrastructure currently in place.  As part of the MOU, there is an immediate need for support of a sporting event taking place in Cameroon in late 2016.

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

We continue to develop components of Kallo Integrated Delivery System:

Kallo Integrated Delivery System (KIDS)

MobileCareTM – a mobile trailer that opens into a state of the art clinical setup in a vehicle equipped with the latest technology in healthcare.  More than just a facility, MobileCare TM can instantly connect the onboard physician with specialists for on-demand consultation via satellite through its Telehealth system. This is truly a holistic approach to delivering healthcare to the remotely located. For many rural communities, the nearest hospital, doctor or nurse may be hundreds of kilometers away. In many cases, this gap can be bridged using Telehealth technology that allows patients, nurses and doctors to talk as if they were in the same room.

RuralCareTM – prefabricated modular healthcare units focused in rural areas where no roads infrastructure is available.  They are equipped to provide primary healthcare including X-Ray, ultrasound, surgery, pharmacy and lab services.  Ranging from 1,200 to 3,800 square feet, these clinics can be up and running in disaster zones or rural areas in as little as one week.  Similar to the MobileCare TM product, RuralCare TM also utilizes satellite communications to access the Telehealth system.

Kallo's healthcare mission is to "reach the unreached".  The end-to-end solution includes the following:

Global response center – located in the Kallo headquarters in Canada, this is the escalation point for the coordination of delivery of Telehealth and eHealth support. It consists of both the Clinical Command Center and the Administrative Command Center

Regional response centers, Clinical and Administrative Command centers – located in the urban area hospitals and connected with satellite communications, these centers coordinate all aspects of the healthcare delivery solution with the Mobile clinics and Rural clinics including clinical services, Telehealth services, pharmacy and medical consumable coordination as well as escalations to the Global response center

Kallo University – provides education, training and development of local resources for all aspects of the healthcare delivery which includes clinical, engineering and administration

Emergency Medical Services – provides ground and air ambulance vehicles for emergency patient transport

Our end-to-end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also install our copyrighted software and third party software as required along with a 5 year support agreement renewable after the 5 year initial term that includes the medical equipment, software licenses, installation implementation and training.  This generates an ongoing revenue stream for service, maintenance, spare-parts, and consumables.

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

Technology Solutions – typically short-term sales cycle and includes elements of the KIDS program that can enhance existing healthcare solutions.  These would include our Hospital Management System, Consulting services, Bio Medical support, Mobile or Fixed Clinic manufacturing, etc.  This strategy is focused on enhancing existing healthcare environments globally

Need for additional capital

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

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2016 or 2015.

Expenses

During the three months ended June 30, 2016 we incurred total expenses of $1,452,630, including $948,748 in salaries and compensation, $15,767 in depreciation, $39,056 in professional fees, $24,216 in selling and marketing expenses, $128,805 in interest and financing costs, $103,033 in loss in fair value of derivative liabilities, $104,018 impairment on assets, $6,594 in loss on foreign exchange and $82,393 as other expenses whereas during the three months ended June 30, 2015 we incurred total expenses of $4,618,278, including $3,844,241 in salaries and compensation, $11,700 in depreciation, $550,606 in professional fees, $78,435 in selling and marketing expenses, $248,334 in interest and financing costs and $205,139 in other expenses, net of $320,177 gain in change in fair value on derivative liabilities.

Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease in our total expenses for the three months ended June 30, 2016 from the comparative period is mainly due to a decrease in salaries and compensation of $2,895,493, a decrease in professional fees of $511,550, a decrease in interest and financing costs of $119,529 and a decrease in other expenses of $122,746, offset by a negative swing in change in fair value of derivative liabilities of $423,210 and an impairment of assets of $104,018. The decrease in professional fees and salaries and compensation was due to significant curtailing of operations as the new contracts that Kallo was expecting did not materialize. The salaries and compensation would have decreased further, had the Company not approved the issuance of common stock to directors and employees during the quarter, which caused a non-cash stock based compensation of $448,500. The Company rescinded its decision to issue those shares during the quarter ended September 30, 2016. Also equipment was fully written off as it became evident after the quarter that the Company would not be able to continue operations as usual. The decrease in interest and financing costs is due to lower convertible promissory notes as these were converted into shares.

During the six months ended June 30, 2016 we incurred total expenses of $2,260,262, including $1,390,747 in salaries and compensation, $31,533 in depreciation, $94,627 in professional fees, $24,624 in selling and marketing expenses, $194,219 in interest and financing costs, $145,462 in loss in fair value of derivative liabilities, $104,018 impairment on assets, $78,148 in loss on foreign exchange and $196,884 as other expenses whereas during the six months ended June 30, 2015 we incurred total expenses of $6,149,693, including $4,284,975 in salaries and compensation, $20,354 in depreciation, $1,054,420 in professional fees, $123,549 in selling and marketing expenses, $421,943 in interest and financing costs and $272,619 in other expenses, net of $28,167 gain in change in fair value on convertible promissory notes.

Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease of $2,894,228 in salaries and compensation and $959,793 in professional fees is due to significant curtailing of operations as the new contracts that Kallo was expecting did not materialize. There is also a decrease in interest and financing costs of $227,724 offset by impairment on assets of $104,018 and a negative swing in change in fair value of $173,629 on the convertible promissory.

Net Loss

During the three months ended June 30, 2016 we did not generate any revenues and incurred a net loss of $1,452,630 compared to a net loss of $4,618,278 during the same period in 2015. The main reasons were the decreases in salaries and compensation and professional fees for the reasons discussed above.

During the six months ended June 30, 2016 we did not generate any revenues and we incurred a net loss of $2,260,262 compared to a net loss of $6,149,693 during the same period in 2015. The main reasons were the decreases in salaries and compensation and professional fees for the reasons discussed above.

Liquidity and capital resources

As at June 30, 2016, the Company had current assets of $102,335 and current liabilities of $3,457,881, indicating working capital deficiency of $3,355,546. As of June 30, 2016, our total assets were $102,335 in cash and prepaid expenses and our total liabilities were $3,457,881 comprised of $2,135,325 in accounts payable and accrued liabilities, $268,073 in derivative liabilities, $250,234 in convertible promissory notes, convertible loans payable of $778,567, short term loans of $16,856 and deferred lease inducement of $8,826.

Cash used in operating activities amounted to $324,198 during the six months ended June 30, 2016, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the current six months period ended June 30, 2016.

Cash provided by financing activities during the six months ended June 30, 2016 amounted to $319,409 and represented proceeds from issuance of convertible loans payable.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                 LEGAL PROCEEDINGS.

There are no pending lawsuits.

ITEM 1A.           RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.                  EXHIBITS.

The following documents are included herein.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger	8-K	1/21/11	2.1

3.1	Articles of Incorporation	SB-2	3/05/07	3.1

3.2	Bylaws	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015)	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Vince Leitao	8-K	2/22/11	10.3

10.8	Termination of Employment Agreement with Samuel Baker	8-K	2/22/11	10.4

10.9	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.10	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.11	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.12	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.13	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.14	2011 Non-Qualified Stock Option Plan	S-8	6/27/11	10.1

10.15	Multimedia Contractual Agreement with David Miller	8-K	10/28/11	10.1

10.16	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.17	Independent Contractor Agreement with Savers Drug Mart	8-K	1/26/12	10.1

10.18	2012 Non-Qualified Stock Option Plan	S-8	9/06/12	10.1

10.19	Memorandum of Offering with Ministry of Health of Republic of Ghana	S-1/A-3	6/26/13	10.32

10.20	Addendum to Investment Agreement with Kodiak	S-1/A-4	7/31/13	10.33

10.21	Second Addendum to Investment Agreement with Kodiak	S-1	8/25/14	10.34

10.22	Email from Kodiak	S-1/A-1	9/24/14	10.35

10.23	Email from Kodiak	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter	10-K	4/15/08	99.2

99.3	FCPA Code	S-1	8/25/14	99.3

99.4	Letter from Ministry of Health	8-K	6/08/15	99.2

99.5	Letter from Minister of Health and Public Hygiene	8-K	6/24/15	99.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2017.

KALLO INC.
(The "Registrant")

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger	8-K	1/21/11	2.1

3.1	Articles of Incorporation	SB-2	3/05/07	3.1

3.2	Bylaws	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015)	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Vince Leitao	8-K	2/22/11	10.3

10.8	Termination of Employment Agreement with Samuel Baker	8-K	2/22/11	10.4

10.9	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.10	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.11	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.12	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.13	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.14	2011 Non-Qualified Stock Option Plan	S-8	6/27/11	10.1

10.15	Multimedia Contractual Agreement with David Miller	8-K	10/28/11	10.1

10.16	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.17	Independent Contractor Agreement with Savers Drug Mart	8-K	1/26/12	10.1

10.18	2012 Non-Qualified Stock Option Plan	S-8	9/06/12	10.1

10.19	Memorandum of Offering with Ministry of Health of Republic of Ghana	S-1/A-3	6/26/13	10.32

10.20	Addendum to Investment Agreement with Kodiak	S-1/A-4	7/31/13	10.33

10.21	Second Addendum to Investment Agreement with Kodiak	S-1	8/25/14	10.34

10.22	Email from Kodiak	S-1/A-1	9/24/14	10.35

10.23	Email from Kodiak	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter	10-K	4/15/08	99.2

99.3	FCPA Code	S-1	8/25/14	99.3

99.4	Letter from Ministry of Health	8-K	6/08/15	99.2

99.5	Letter from Minister of Health and Public Hygiene	8-K	6/24/15	99.2

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation