Form 10-Q
period 2016-09-30
Kallo Inc.
filed 2017-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

225 Duncan Mills Road,
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
SEPTEMBER 30, 2016

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash	$211	$4,998
Prepaid expenses	101,045	132,259
Total Current Assets	101,256	137,257

Deposit – long term	-	20,627
Equipment, net	-	135,551
TOTAL ASSETS	$101,256	$293,435

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$2,534,797	$1,204,942
Derivative liabilities	210,295	210,834
Convertible promissory notes, net of discount of $21,634 and $69,568 respectively	286,182	204,826
Convertible loans payable – third parties	189,599	105,395
Short term loans payable	16,599	15,730
Convertible loans payable – related parties	608,683	272,712
Deferred lease inducement	5,043	15,380
Total Current Liabilities	3,851,198	2,029,819
Convertible promissory notes, net of discount of $Nil and $59,939 respectively	-	24,551
TOTAL LIABILITIES	3,851,198	2,054,370

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 15,000,000,000 shares authorized, 8,098,742,772 and 5,648,390,746 shares issued and outstanding, respectively	80,988	56,485
Additional paid-in capital	30,965,822	30,324,674
Accumulated deficit	(34,797,702)	(32,143,044)

Total Stockholders' Deficiency	(3,749,942)	(1,760,935)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$101,256	$293,435

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2016	2015	2016	2015

Operating Expenses
General and administration	$426,880	$843,232	$2,109,138	$6,388,992
Selling and marketing	456	71,224	25,080	194,773
Impairment of assets	-	-	104,018	-
Depreciation	-	15,496	31,533	35,850
Operating loss	(427,336)	(929,952)	(2,269,769)	(6,619,615)

Interest and financing costs	(64,501)	(394,387)	(258,720)	(816,330)
Change in fair value of derivative liabilities	57,778	26,625	(87,684)	54,792
Foreign exchange (loss) gain	39,663	1,457	(38,485)	18,547
Loss on extinguishment of short term loan payable and convertible promissory note	-	-	-	(83,344)

Net loss	$(394,396)	$(1,296,257)	$(2,654,658)	$(7,445,950)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average shares used in calculating
Basic and diluted net loss per share	8,098,742,772	607,936,690	7,366,923,856	473,124,235

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Nine months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,654,658)	$(7,445,950)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	31,533	35,850
Stock based compensation	448,500	3,414,000
(Gain) Loss on extinguishment of short term loan payable and convertible promissory note	-	83,344
Non cash consulting fees	-	230,739
Change in fair value of derivative liabilities	87,684	(54,792)
Impairment of assets	104,018	-
Interest and penalties	149,179	23,100
Deferred lease inducement	(10,337)	(15,547)
Amortization of debt discount	107,873	776,005
Unrealized foreign exchange loss	26,058	(33,007)
Changes in operating assets and liabilities:
Decrease (increase) in other receivables	-	11,531
(Increase) decrease in prepaid expenses and deposit	51,841	31,469
Decrease in deferred project costs	-	24,990
(Decrease) in deferred revenue	-	(24,990)
Increase (decrease) in accounts payable and accrued liabilities	1,329,848	(213,500)
NET CASH USED IN OPERATING ACTIVITIES	(328,461)	(3,156,758)

CASH FLOWS FROM INVESTING ACTIVITY
Purchase of equipment	-	(258,383)
NET CASH USED IN INVESTING ACTIVITY	-	(258,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	2,663,273
Proceeds from convertible promissory notes	-	580,075
Proceeds from other convertible notes ($268,311 from related parties)	323,667	-
Repayment of loans payable	-	(53,540)
NET CASH PROVIDED BY FINANCING ACTIVITIES	323,667	3,189,808

Effect of exchange rate changes on cash	7	2,868

NET DECREASE IN CASH	(4,787)	(222,465)
CASH - BEGINNING OF PERIOD	4,998	250,339
CASH - END OF PERIOD	$211	$27,874
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes into common shares	$217,151	$897,937
Convertible loan payable for expenses paid directly by lender	$5,434	$-
Initial debt discount on convertible promissory notes	$-	$614,064
Accounts payable for equipment	$-	$210,892
Stock issued for settlement of accounts payable	$-	$171,362

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at September 30, 2016. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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
September 30, 2016
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

NOTE 3 – COMMON STOCK

During the nine months period ended September 30, 2016, the holders of promissory notes converted the principal and the related interest outstanding of $128,928 into 2,450,352,026 shares.  The fair value of the derivative liability associated with the notes that were converted, $88,223 was reclassified to equity upon conversion.  Therefore the Company recorded $217,151 in conjunction with the conversions.

During the quarter ended June 30, 2016, the Board of Directors approved the issuance of 4,485,000,000 common shares to various directors and employees for a total amount of $448,500. On September 12, 2016, the Company rescinded its decision to issue the 4,485,000,000 common shares to various directors and employees.

On September 26, 2012, the Company entered into a investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the company could issue shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. In connection therewith, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 common shares. The previous arrangement with Kodiak expired in April 2014, but on July 15, 2014, the Company and Kodiak amended the investment agreement to extend the agreement through December 31, 2015. During the nine months period ended September 30, 2015, the Company put $172,362 and 6,250,000 shares were issued pursuant to the above Agreement.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months period ended September 30, 2016, $268,311 was received from a director and an affiliate of the Company and is included in the convertible loans payable to related parties. As at September 30, 2016, the total outstanding notes from the director and the affiliate is $608,683, including accrued interest.

Included in accounts payable and accrued liabilities is an amount of $232,327 due to directors of the Company as at September 30, 2016.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes. The Notes are due and were issued as disclosed in the following table. The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share disclosed. The following table represents the remaining notes outstanding as at September 30, 2016:

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

During the period ended September 30, 2016, there were no new promissory notes.  On September 30, 2016, all the derivative liabilities were valued at $210,295 which resulted in a loss in fair value of $87,684 for the period ended September 30, 2016.  The debt discounts are amortized over the terms of the respective Notes and were $107,873 at September 30, 2016 and, together with interest and penalties of $77,860 on the promissory notes, are included in net finance charge of $258,720 for the period ended September 30, 2016 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model.

The following table illustrates the fair value adjustments that were recorded related to the level 3 derivative liabilities, associated with the convertible promissory notes:

September 30, 2016
Fair value as at Beginning of Period	$210,834
New promissory notes	-
Elimination associated with conversion of promissory notes	(88,223)
Change in fair value loss (gain)	87,684
Fair value as at End of Period	$210,295

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

A summary of the promissory notes is as follows:

	September 30, 2016	September 30, 2015

Balance as at Beginning of Period	$229,377	$16,175
New convertible promissory notes	-	633,611
Original issue discount	-	(53,536)
Interest and Penalties	77,860	-
Discount on penalties	-	(20,000)
Derivative liabilities	-	(587,510)
Converted into shares	(128,928)	(443,659)
Amortization of debt discount	107,873	776,005
Balance as at End of Period	$286,182	$321,086
Convertible notes – short term	(286,182)	(296,535)
Convertible notes – long term	$-	$24,551

Convertible promissory notes are accounted for at fair value by level within the fair value hierarchy at September 30, 2016 and December 31, 2015 as follows:

September 30, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$210,295	$210,295

December 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$210,834	$210,834

NOTE 6 – CONVERTIBLE LOANS PAYABLE
	September 30, 2016	December 31, 2015

Convertible promissory notes bearing interest at 15% per annum – third party	$189,599	$105,395
Convertible promissory notes bearing interest at 15% per annum – related parties	608,683	272,712
	$798,282	$378,107

During the nine month period ended September 30, 2016, $323,667 was received in cash for Convertible loans payable which bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was immaterial. The total outstanding notes from this debt offering is $798,282, including accrued interest, of which $608,683 is to from related parties. Interest of $71,319 on the convertible loans payable are included in net finance charge of $194,219 for the period ended September 30, 2016 included in the consolidated statement of operations.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 7 – SHORT TERM LOANS PAYABLE

	September 30, 2016	December 31, 2015

Non-interest bearing short term funding from third parties	16,599	15,730
	$16,599	$15,730

As at September 30, 2016, the balance of $16,599 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating lease

The Company has a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

2016	$76,240
$76,240

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

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Convertible promissory notes

After September 30, 2016, promissory notes for a total of $39,644 were converted into 720,806,182 common shares and promissory notes for a total of $320,000 were settled in cash by FE Pharmacy Inc. under the agreement mentioned below.

Convertible loans payable

After September 30, 2016, a total of $27,151 was received as advances against loans which will have the same terms as described in note 6.

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

After the approval of the reverse stock split by FINRA, the 9,907,548,954 common shares outstanding as at October 11, 2017 will be adjusted to 16,512,582 post reverse stock split common shares. Also, 1,086,186,667 post reverse stock split common shares will be issued to make whole for the shares issued after April 18, 2017, as detailed below.

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

Results of operations

Revenues

We did not generate any revenues during the nine months ended September 30, 2016 or 2015.

Expenses

During the three months ended September 30, 2016 we incurred total expenses of $394,396, including $309,928 in salaries and compensation, $64,501 in interest and financing costs and $117,408 as other expenses, net of $57,778 in gain in fair value of derivative liabilities and $39,663 in gain on foreign exchange loss whereas during the three months ended September 30, 2015 we incurred total expenses of $1,296,257, including $502,653 in salaries and compensation, $15,496 in depreciation, $215,547 in professional fees, $71,224 in selling and marketing expenses, $394,387 in interest and financing costs and $123,575 in other expenses, net of $26,625 gain in change in fair value on derivative liabilities.

The decrease in our total expenses for the three months ended September 30, 2016 from the comparative period is mainly due to a decrease in salaries and compensation of $192,725, a decrease in professional fees of $215,547, a decrease in interest and financing costs of $329,886 and a decrease in selling expenses of $70,768. The overall decrease in expenses reflect the slow down of the operations pending the finalization of new contracts. Salaries and compensation represent verbal commitment made to staying employees. The decrease in interest and financing costs is due to lower convertible promissory notes as these were converted into shares.

During the nine months ended September 30, 2016 we incurred total expenses of $2,654,658, including $1,700,675 in salaries and compensation, $31,533 in depreciation, $95,359 in professional fees, $25,080 in selling and marketing expenses, $258,720 in interest and financing costs, $87,684 in loss in fair value of derivative liabilities, $104,018 impairment on assets, $38,485 in loss on foreign exchange and $313,104 as other expenses whereas during the nine months ended September 30, 2015 we incurred total expenses of $7,445,950, including $4,787,628 in salaries and compensation, $35,850 in depreciation, $1,269,967 in professional fees, $194,773 in selling and marketing expenses, $816,330 in interest and financing costs and $396,194 in other expenses, net of $54,792 gain in change in fair value on convertible promissory notes.

Our professional fees consist of legal, consulting, accounting and auditing fees. The decrease of $3,086,953 in salaries and compensation and $1,174,608 in professional fees is due to significant curtailing of operations as the new contracts that Kallo was expecting did not materialize. There is also a decrease in interest and financing costs of $557,610 offset by impairment on assets of $104,018 and a negative swing in change in fair value of $142,476 on the convertible promissory.

Net Loss

During the three months ended September 30, 2016 we did not generate any revenues and incurred a net loss of $394,396 compared to a net loss of $1,296,257 during the same period in 2015. The main reasons were the decreases in salaries and compensation and professional fees for the reasons discussed above.

During the nine months ended September 30, 2016 we did not generate any revenues and we incurred a net loss of $2,654,658 compared to a net loss of $7,445,950 during the same period in 2015. The main reasons were the decreases in salaries and compensation and professional fees for the reasons discussed above.

Liquidity and capital resources

As at September 30, 2016, the Company had current assets of $101,256 and current liabilities of $3,851,198, indicating working capital deficiency of $3,749,942. As of September 30, 2016, our total assets were $101,256 in cash and prepaid expenses and our total liabilities were $3,851,198 comprised of $2,534,797 in accounts payable and accrued liabilities, $210,295 in derivative liabilities, $286,182 in convertible promissory notes, convertible loans payable of $798,282, short term loans of $16,599 and deferred lease inducement of $5,043.

Cash used in operating activities amounted to $328,461 during the nine months ended September 30, 2016, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the current nine months period ended September 30, 2016.

Cash provided by financing activities during the nine months ended September 30, 2016 amounted to $323,667 and represented proceeds from issuance of convertible loans payable.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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