Form 10-K
period 2016-12-31
Kallo Inc.
filed 2017-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0542529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Duncan Mills Road, Suite 504, Toronto, Ontario, Canada M3B 3H9
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
Emerging Growth Company (Do not check if a smaller reporting company)	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2016: $525,898

The registrant had 9,907,548,954 shares of common stock outstanding as of October 11, 2017.

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

3.
CCG is our clinical-care globalization technology. This product is an effective way to capitalize on the growing "medical tourism phenomenon" - patients going to low-cost countries for elective medical procedures –, a fast-growing worldwide, multibillion-dollar industry actively promoted by many countries. CCG can be used by both the destination and home country of a patient to maintain complete and accurate records of the treatment history, avoiding errors due to incomplete patient data and lessening the burden and expense of corrective action on the home country when medical tourists return home.

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

During 2016, we decreased our expenses relating to research and development but plan to continue our research and development work on the Mobile Clinic and Telehealth system, which we believe will be in demand in the future.

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

Employees

As of October 9, 2017, we have four full time employees.

Warranties

We do not provide warranties in connection with our products or services.  Our third party products are supplied with the manufacturer's warranty and we offer additional coverage with a service agreement.

Insurance

We currently do not have insurance but do intend to insure the business as soon as fiscally possible.

Executive Offices

Our administrative office is located at 225 Duncan Mills Road, Suite 504, Toronto, Ontario, Canada, M3B 3H9, our telephone number is (416) 246-9997. Our registered agent for services of process is the Corporation Trust Company of Nevada, located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is December 31st.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our properties consist mainly of leased office facilities. The executive offices of Kallo Inc. are located at 225 Duncan Mills Road, Suite 504, Toronto, Ontario, Canada, M3B 3H9, our telephone number is (416) 246-9997.

ITEM 3.	LEGAL PROCEEDINGS.

On April 21, 2017, an ex-employee of Kallo obtained a judgement ordering Kallo to pay Canadian $ 135,959 for unpaid wages and expenses relating to services performed in 2016. The full amount has been accrued for in the financial statements of Kallo.

On October 24, 2016, a consultant obtained a judgement ordering Kallo to pay Canadian $25,000 for unpaid fees. The full amount has been accrued for in the financial statements of Kallo.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on OTC Markets under the symbol "KALO". A summary of trading by quarter for 2016 and 2015 is as follows:

Fiscal Year – 2016	High Bid	Low Bid
Fourth Quarter 10-1-16 to 12-31-16	$0.0002	$0.00005
Third Quarter 7-1-16 to 9-30-16	$0.0001	$0.0001
Second Quarter 4-1-16 to 6-30-16	$0.0001	$0.0001
First Quarter 1-1-16 to 3-31-16	$0.0002	$0.00001

Fiscal Year – 2015	High Bid	Low Bid
Fourth Quarter 10-1-15 to 12-31-15	$0.0011	$0.0001
Third Quarter 7-1-15 to 9-30-15	$0.035	$0.0008
Second Quarter 4-1-15 to 6-30-15	$0.15	$0.265
First Quarter 1-1-15 to 3-31-15	$0.11	$0.0462

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

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated no revenues from our operations during the last eight years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties.  We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.  There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that the Company will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last six fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  These options include, debt and equity offers to existing shareholders, debt and equity offers to independent investment professionals and through various other financing alternatives. Management's opinion is that the combination of the three options along with the forecasted closing of at least one project will enable continued operations for the next 12 months.  There is no assurance that we will receive additional money from these options and our existing shareholders are under no legal duty to provide us with additional financing nor have our shareholders committed to provide us with additional financing.

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

Results of operations

December 31, 2016 compared to December 31, 2015

Revenues

We did not generate any revenues during the year ended December 31, 2016 or 2015.  We are pursuing numerous sales opportunities.

Expenses

During the year ended December 31, 2016 we incurred total expenses of $2,999,110, including $1,928,905 in salaries and compensation, $31,533 in depreciation, $96,661 in professional fees, $25,553 in selling and marketing, $323,944 in interest and financing costs, $147,970 loss in change in fair value on derivative liabilities, $104,018 in fixed asset impairment and $371,318 as other expenses, net of $30,792 foreign exchange gain. Our professional fees consist of legal, consulting, accounting and auditing fees.

During the year ended December 31, 2015 we incurred total expenses of $8,964,960.

The decrease in our expenses for the year ended December 31, 2016 was primarily due to a decrease in salaries and compensation of $2,875,926, a decrease in professional fees of $1,387,248, a decrease in interest and financing costs of $624,663, a decrease in other expenses of $621,911, a decrease in selling and marketing expenses of $204,612 and a decrease in the impairment charge of $251,490. The decreases are due to significant curtailing of operations mid-year because the new contracts that the Company was anticipating did not materialize and Kallo had to significantly reduce its operations.

Net Loss

During the year ended December 31, 2016 we incurred a net loss of $2,999,110 compared to a net loss of $8,964,960 in 2015.

Liquidity and capital resources

As at December 31, 2016, we had current assets of $57,011, current liabilities of $4,151,405 and a working capital deficiency of $4,094,394. As of December 31, 2016, our total assets were $57,011 in prepaid expenses and our total liabilities were $4,151,405 comprised of $2,731,879 in accounts payable and accrued liabilities, loans payable of $16,215, derivative liabilities of $270,581, deferred lease inducement of $1,260, convertible loans payable of $806,673, bank overdraft of $211 and convertible promissory notes of $324,586.

Cash used in operating activities amounted to $328,848 during fiscal 2016, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities.

Cash provided by financing activities during the year amounted to $323,878 and represented mainly proceeds from convertible loans payable.

Summary of critical accounting policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles ("GAAP") and in accordance with the instructions to Form 10-K related to smaller reporting companies as promulgated by the Securities and Exchange Commission.

Impairment of Long-lived Assets

Long-lived assets comprise of equipment. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value. Management evaluated whether there are any adverse qualitative factors in respect to equipment indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that the Clinical Command Center and Infrastructure fixed assets were impaired on December 31, 2015 and all other equipment on December 31, 2016.

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

ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Kallo Inc.
Markham, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Kallo Inc. and its subsidiary (collectively the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders' deficiency, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Kallo Inc. and its subsidiary as of December 31, 2016 and 2015 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses since inception and had an accumulated deficit and a working capital deficit at December 31, 2016 which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
Houston, Texas
November 14, 2017

Index

KALLO INC.
Consolidated Balance Sheets
As at December 31, 2016 and 2015
(Amounts expressed in US dollars)

	2016	2015
ASSETS
Current Assets:
Cash	$-	$4,998
Prepaid expenses	57,011	132,259
Total Current Assets	57,011	137,257

Deposit – long term	-	20,627
Equipment, net	-	135,551
TOTAL ASSETS	$57,011	$293,435

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Bank overdraft	$211	$-
Accounts payable and accrued liabilities	2,731,879	1,204,942
Derivative liabilities	270,581	210,834
Convertible promissory notes, net of discount of $8,872 and $69,568 respectively	324,586	204,826
Convertible loans payable – third parties	191,510	105,395
Short term loans payable	16,215	15,730
Convertible loans payable – related parties	615,163	272,712
Deferred lease inducement	1,260	15,380
Total Current Liabilities	4,151,405	2,029,819
Convertible promissory notes, net of discount of $Nil and $59,939 respectively	-	24,551
TOTAL LIABILITIES	4,151,405	2,054,370

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 15,000,000,000 shares authorized, 8,098,742,772 and 5,648,390,746 shares issued and outstanding respectively.	80,988	56,485
Additional paid-in capital	30,965,822	30,324,674
Accumulated deficit	(35,142,154)	(32,143,044)

Total Stockholders' Deficiency	(4,094,394)	(1,760,935)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$57,011	$293,435

The accompanying notes are an integral part of these consolidated financial statements

Index

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Operating Expenses
General and administration	2,396,884	7,434,862
Selling and marketing	25,553	230,165
Impairment of assets	104,018	355,508
Depreciation	31,533	76,457
Operating loss	(2,557,988)	(8,096,992)

Interest and financing costs	(323,944)	(948,607)
Change in fair value of derivative liabilities	(147,970)	97,890
Foreign exchange gain	30,792	66,093
Loss on extinguishment of convertible promissory note and short term loan payable	-	(83,344)

Net loss	$(2,999,110)	$(8,964,960)

Net loss per share - Basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	7,366,923,856	966,447,335

The accompanying notes are an integral part of these consolidated financial statements

Index

KALLO INC.
Consolidated Statements of Changes in Stockholders' Deficiency
(Amounts expressed in US dollars)

	Preferred Stock $.00001 par value		Common Stock $.00001 par value		Additional Paid-In	Deficit Accumulated During the Development	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balance December 31, 2014	95,000,000	$950	382,156,160	$3,822	$22,297,758	$(23,178,084)	$(875,554)
Issuance of common shares – Kodiak put	-	-	6,250,000	63	172,120	-	172,183
Shares issued to directors and employees	-	-	2,989,800,000	29,898	3,671,702	-	3,701,600
Shares issued for debt conversion	-	-	2,196,251,125	21,963	1,290,955	-	1,312,918
Issuance of common shares for cash	-	-	68,867,121	689	2,490,400	-	2,491,089
Shares issued for consulting services	-	-	3,508,500	35	230,392	-	230,427
Stock issued for settlement of payables	-	-	1,557,840	15	171,347	-	171,362
Net Loss	-	-	-	-	-	(8,964,960)	(8,964,960)
Balance December 31, 2015	95,000,000	950	5,648,390,746	56,485	30,324,674	(32,143,044)	(1,760,935)
Shares issued to directors and employees	-	-	4,485,000,000	44,850	403,650	-	448,500
Shares issued for debt conversion	-	-	2,450,352,026	24,503	192,648	-	217,151
Cancellation of shares issued to directors and employees	-	-	(4,485,000,000)	(44,850)	44,850	-	-
Net Loss	-	-	-	-	-	(2,999,110)	(2,999,110)
Balance December 31, 2016	95,000,000	$950	8,098,742,772	$80,988	$30,965,822	$(35,142,154)	$(4,094,394)

The accompanying notes are an integral part of these consolidated financial statements

Index

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,999,110)	$(8,964,960)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	31,533	76,457
Stock-based compensation	448,500	3,701,600
Impairment of assets	104,018	355,508
Loss on extinguishment of accounts payable	-	83,344
Amortization of debt discount	120,635	780,364
Deferred lease inducement	(14,120)	(19,801)
Change in fair value of derivative liabilities	147,970	(97,890)
Interest and penalties on promissory notes	201,642	128,397
Unrealized foreign exchange gains	7,244	(60,981)
Non-cash consulting fees	-	230,427
Changes in operating assets and liabilities:
Decrease (Increase) in other receivables	-	11.531
Decrease (Increase) in deferred project cost	-	24,990
Decrease (Increase) in prepaid expenses and deposits	95,875	18,357
(Decrease) in deferred revenue	-	(24,990)
Increase (Decrease) in accounts payable and accrued liabilities	1,526,965	204,885
NET CASH USED IN OPERATING ACTIVITIES	(328,848)	(3,552,762)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(225,033)
NET CASH USED IN INVESTING ACTIVITIES	-	(225,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	2,663,272
Proceeds from convertible promissory notes	-	580,075
Proceeds from other convertible notes ($268,311 from related parties; 2015 - $272,712)	323,667	341,423
Increase in bank indebtedness	211	-
Repayment of loans payable	-	(53,540)
NET CASH PROVIDED BY FINANCING ACTIVITIES	323,878	3,531,230

Effect of exchange rate changes on cash	(28)	1,224

NET DECREASE IN CASH	(4,998)	(245,341)
CASH
Beginning of year	4,998	250,339
End of year	$-	$4,998

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Note issued for settlement of accounts payable	$-	$18,610
Short term loan transferred to convertible note	$-	$22,977
Accounts payable for equipment	$-	$244,243
Initial debt discount on convertible promissory notes	$-	$607,510
Stock issued for settlement of accounts payable	$-	$171,362
Conversion of promissory notes into common shares	$217,151	$1,312,918
Convertible loan payable for expenses paid directly by lender	$5,434	$-

The accompanying notes are an integral part of these consolidated financial statements

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 1 - BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at December 31, 2016. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Earnings Per Share

The Company computes basic net loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the period by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the years ended December 31, 2016 and 2015, basic and diluted losses per share are the same for both years.

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

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
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

Impairment of Long-lived Assets

Long-lived assets comprise of equipment. The Company accounts for impairment of long-lived assets in accordance with the guidance established in ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to evaluate a long-lived asset for recoverability when there is an event or circumstance that indicates the carrying value of the asset may not be recoverable. The Company follows the guidance of ASU 2012-02 and first assesses qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset's (or asset group's) fair value. Management evaluated whether there are any adverse qualitative factors in respect to equipment indicating that they might be impaired. Since there were indicators of impairment, Management reviewed its long-lived intangible assets and has determined that the Clinical Command Center and Infrastructure fixed assets were impaired on December 31, 2015 and all other equipment on December 31, 2016.

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

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
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

In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2011 through 2015 are subject to examination. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

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

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
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

The following is a summary of our financial instruments that are accounted for at fair value by level within the fair value hierarchy at December 31, 2015 and 2014:

December 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$270,581	$270,581

December 31, 2015	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$210,834	$210,834

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

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
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

There were no revenues during 2016 and 2015.

Deferred revenue

Deferred revenue represents amounts invoiced to customers for which the related revenue has not been recognized because one or more of the revenue recognition criteria have not been met. The current portion of the deferred revenue represents the amount that is expected to be recognized as revenue within one year of the consolidated balance sheet date.

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
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

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were approximately $Nil and $56,014, during the years ended December 31, 2016 and 2015, respectively.

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

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK

Common Stock

On September 26, 2012, the Company entered into an investment agreement with Kodiak Capital Group, LLC ("Kodiak") whereby the company could issue shares in exchange for an option to sell up to $2,000,000 worth of shares of the Company at a price equal to eighty percent (80%) of the lowest daily preceding five days Volume Weighted Average Price at the time of exercise and expires six months from inception. In connection therewith, the Company filed a Form S-1 registration statement with the Securities and Exchange Commission registering for sale up to 50,000,000 common shares. The previous arrangement with Kodiak expired in April 2014, but on July 15, 2014, the Company and Kodiak amended the investment agreement to extend the agreement through December 31, 2015. During the year ended December 31, 2015, the Company put $172,183 and 6,250,000 shares were issued pursuant to the above Agreement.  The agreement expired on December 31, 2015 with no additional extension.

On June 27, 2011, Kallo registered 10,000,000 shares under a 2011 Non-Qualified Stock Option Plan to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.15. This 2011 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2016, 7,233,334 shares have been issued under this 2011 Non-Qualified Stock Option Plan with no additional shares issued in 2016 under this plan.

On September 6, 2012, Kallo registered 50,000,000 shares under a 2012 Non-Qualified Stock Option Plan to be offered and sold to accounts of eligible persons of the Company under the Plan at a proposed maximum offering price per share of $0.04. This 2012 Plan is for persons employed or associated with the Company, including without limitation any employee, director, general partner, officer, attorney, accountant, consultant or advisor, is intended to advance the best interests of the Company by providing additional incentive to those persons who have a substantial responsibility for its management, affairs, and growth by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with the Company. As at December 31, 2016, no shares have been issued under this 2012 Non-Qualified Stock Option Plan.

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

During 2015, the Company issued 3,508,500 shares in consideration of $230,392 of consulting services related to fund raising activities.  Also, the Company issued 1,557,840 shares in consideration of $171,347 as repayment for open Accounts Payables related to design development of mobile trailers and recorded a loss on extinguishment as the value of the stock exceeded the balance due on invoice at the time of issuance.

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK (continued)

During 2016, the holders of promissory notes converted the principal and the related interest outstanding of $128,928 into 2,450,352,026 shares.  The fair value of the derivative liability associated with the notes that were converted, $88,223 was reclassified to equity upon conversion.  Therefore the Company recorded $217,151 in conjunction with the conversions. During the quarter ended June 30, 2016, the Board of Directors approved the issuance of 4,485,000,000 common shares valued at $448,500 to various directors and employees as compensation for services rendered. On September 12, 2016, the Company rescinded its decision to issue the 4,485,000,000 common shares to various directors and employees.

Preferred Stock

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

During 2016 and 2015, the Company did not issue any Preferred Class shares.

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2016, 3,775,000,000 shares (2015 – 2,662,500,000) were issued to directors of the Company as stock-based compensation and were valued, using the market closing price on the date of the grant, at $377,500 (2015 - $3,630,000). The 3,775,000,000 shares to be issued to the directors during 2016 were subsequently rescinded and not issued. In addition, during 2015, 6,470,914 shares were issued to a director of the Company for cash of $323,546 and 55,104,172 shares were issued to an affiliate for cash of $1,938,282.

During 2016, $268,311 (2015 - $272,712) was received from a director and an affiliate of the Company and is included in the convertible loans payable to related parties. At December 31, 2016, $615,173 (2015 - $272,712), including accrued interest, was owing to the two related parties.

Included in accounts payable and accrued liabilities is an amount of $306,664 (2015 - $7,873) due to directors and officers of the Company as at December 31, 2016.

NOTE 5 – EQUIPMENT

	2016	2015

Computer equipment under capital lease	$223,683	$223,683
Nexus computer equipment under capital lease	42,023	42,023
Computer equipment	50,724	50,724
Computer software	37,210	37,210
Hardware & Installation	10,128	10,128
Office furniture and equipment	27,739	27,739
Leasehold improvement	55,072	55,072
Medical Equipment	13,274	13,274
Clinical Command Center	15,790	15,790
Infrastructure	7,911	7,911

Total Equipment	483,554	483,554
Less accumulated depreciation	(379,536)	(348,003)
Less impairment	(104,018)	-

Equipment – net	$-	$135,551

Depreciation expense during 2016 and 2015 were $31,533 and $76,457 respectively.

Impairment on fixed assets during 2016 and 2015 were $104,018 and $355,508 respectively as described in detail under Impairment of Long-lived Assets in Note 2.

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 6 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes.  The Notes are due and were issued as disclosed in the following table.  The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share disclosed.  The following table represents the remaining notes outstanding as of December 31, 2016.

Original face amount	Interest rate	Due date	Conversion price per share

Promissory note of $100,000	10%	December 21, 2015	65% of lowest trading day over the last 15 trading days
Promissory note of $50,000	8%	October 5, 2015	60% of the lowest trading price over the last 15 trading days
Promissory note of $87,500	8%	January 15, 2016	70% of average of two lowest closing bid price over the last 15 trading days
Promissory note of $55,000	8%	February 11, 2016	60% of the lowest trading price over the last 15 trading days
Promissory note of $50,000	12%	February 3, 2017	65% of the lowest trading price over the last 25 trading days
Promissory note of $50,000	8%	June 8, 2017	65% of the lowest trading price over the last 20 trading days

A summary of the promissory notes is as follows:

	2016	2015

Balance as at Beginning of Period	$229,377	$16,175
New convertible promissory notes	-	633,611
Original issue discount	-	(53,536)
Interest and penalties	103,502	114,914
Derivative liabilities	-	(607,510)
Converted into shares	(128,928)	(654,641)
Amortization of debt discount	120,635	780,364
Balance as at end of period	$324,586	$229,377
Convertible notes – short term	(324,586)	(204,826)
Convertible notes – long term	$-	$24,551

The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the conversion option does not meet the criteria for classification in stockholders' equity.  Therefore, derivative accounting is applicable for the conversion option. Under the terms of conversion of the convertible promissory notes, a potentially infinite number of shares could be required to be issued since the contract does not have a fixed or determinable maximum number of shares that may be required to be issued.

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 6 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

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

During the year 2016, there were no new promissory notes but there were additions due to accrued interest and penalties. On December 31, 2016, all the derivative liabilities were valued at $270,581 which resulted in a loss in fair value of $147,970 for the year ended December 31, 2016. The debt discounts are amortized over the terms of the respective Notes and were $120,635 at December 31, 2016 and, together with interest and penalties of $103,502 on the promissory notes, are included in net finance charge of $323,944 for the year ended December 31, 2016 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model.

The key assumptions for the valuation of the derivative liability are as follows:

•   The notes convert with an initial conversion price of 55%-75% of the average or low of the close or bid prices over the 15-15 previous days.

•   The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 117% - 264%.

•   The holder would automatically convert the note at the maximum of 2 times the conversion price.

•   Full Reset events are projected to occur quarterly generating a projected conversion prices at 125% of market.

The following table illustrates the fair value adjustments that were recorded related to the level 3 derivative liabilities, associated with the convertible promissory notes:

	2015	2016
Fair value as at Beginning of Year	$210,834	$336,390
New promissory notes	-	607,510
Elimination associated with conversion of promissory notes	(88,223)	(635,176)
Change in fair value loss (gain)	147,970	(97,890)
Fair value as at End of Year	$270,581	$210,834

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 7 – CONVERTIBLE LOANS PAYABLE

	2016	2015

Convertible promissory note bearing interest at 15% per annum – third party	$191,510	$105,395
Convertible promissory note bearing interest at 15% per annum – related party	615,163	272,712
	$806,673	$378,107

During the year ended December 31, 2016, $323,667 (2015 - $341,423) was received in cash for Convertible loans payable which bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes from the debt offering is $806,673, including accrued interest, of which $615,163 is to from related parties. Interest of $98,140 on the convertible loans payable are included in net finance charge of $323,944 for the period ended June 30, 2016 included in the consolidated statement of operations.

On December 18, 2015, the Company issued a promissory note for $18,610 for settlement of a vendor accounts payable.

NOTE 8 – SHORT TERM LOANS PAYABLE

	2016	2015

Non-interest bearing short term funding from third parties	16,215	15,730
	$16,215	$15,730

As at December 31, 2016, the balance of $16,215 (2015 - $15,730) represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $21,772 which is subject to revaluation at the end of each period end.

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 9 – INCOME TAXES

The Company had no income taxes payable at December 31, 2016 and 2015.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2016	2015
Net loss for the year	$(2,999,110)	$(8,964,960)
Effective statutory rate	34%	34%
Expected tax recovery	$(1,019,697)	$(3,048,086)
Net effects of non deductible and allowable items	254,917	1,742,542
Change in valuation allowance	764,780	1,305,544
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

	2016	2015
Net operating loss carry forward	$5,525,126	$4,779,729
Equipment	138,154	118,771
Valuation allowance	(5,663,280)	(4,898,500)
Deferred tax assets, net of valuation allowance	$-	$-

Net operating loss carry forwards totaled approximately $16,250,000 at December 31, 2016. The net operating loss carry forwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2016 due to uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382. Tax years 2011 through 2016 remain open to examination by tax authorities.

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

Operating lease

The Company has a sublease agreement to lease office facilities under an operating lease for a term of two and a half years. The Company's future base and additional rental payment obligations under the lease commitments are as follows:

2017	$18,620
$18,620

Total rent expense for the above lease was as follows:

2015	$209,965
2016	245,720
$455,685

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

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

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

On October 13, 2017, Kallo sent notices of termination of the agreements with the above two third parties to be effective 30 days later.
On March 8, 2014, the Company has agreed with a third party to pay sales commissions equal to $25,000,000 for facilitating and securing the Contract with the Government of the Republic of Sierra Leone, payable within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo. This agreement was terminated by Kallo effective February 13, 2015.

Agreements with suppliers

The Company has entered into agreements with a number of service providers for licensing of software and other professional services to be rendered.  The total remaining amount committed is $2,773,737.

Contingencies

On April 21, 2017, an ex-employee of Kallo obtained a judgement ordering Kallo to pay Canadian $ 135,959 for unpaid wages and expenses relating to services performed in 2016. The full amount has been accrued for in the financial statements of Kallo.

On October 24, 2016, a consultant obtained a judgement ordering Kallo to pay Canadian $25,000 for unpaid fees. The full amount has been accrued for in the financial statements of Kallo.

Index

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2016 and 2015
(Amounts expressed in US dollars)

NOTE 11 – SUBSEQUENT EVENTS

Convertible promissory notes

After December 31, 2016, promissory notes for a total of $39,644 were converted into 720,806,182 common shares and promissory notes for a total of $320,000 were settled in cash by FE Pharmacy Inc. under the agreement mentioned below.

Convertible loans payable

After December 31, 2016, a total of $27,151 was received as advances against loans which will have the same terms as described in note 7.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A	CONTROLS AND PROCEDURES.

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

Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2016. Material weakness identified included:

*	Lack of segregation of duties
*
Insufficient controls over the financial close process and preparation of the financial statements identified by the auditors during the audit of the company's financial statements for the year ended December 31, 2016.

We will begin to take steps to remedy the foregoing material weaknesses, including hiring a VP of Finance to oversee the accounting and financial reporting process, after the Company is up to date on all its filings.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)

John Cecil 225 Duncan Mills Road, Suite 504 Toronto, Ontario Canada M3B 3H9	53	President, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Lloyd A. Chiotti 31 Sisman Avenue Aurora, ON, L4G 6R9	68	Chief Operating Officer and Director

Samuel R Baker 89 Shawnee Circle Toronto, ON, M2H 2X9	81	Secretary and a Director

Background of officers and directors

John Cecil – President, Chairman of the Board of Directors, Chief Executive Officer, Treasurer, Principal Financial Officer and Principal Accounting Officer

On October 20, 2010, John Cecil was appointed Chairman of the Board of Directors, Chief Executive Officer and a Director and on February 29, 2016, Mr Cecil was appointed President. And as of March 25, 2011, John Cecil was appointed the treasurer, principal financial officer and principal accounting officer of Kallo Inc. Since December 31, 2009, John Cecil was on our board of directors.  Since December 2003 John Cecil has been the president of Rophe Medical Technologies Inc., in Toronto, Canada.  He is responsible for its research and development and the design and copyright of the company's technology.  From May 2008 to April 2009 Mr. Cecil was the Senior Healthcare Solutions Architect at SUN Microsystems Canada Inc., in Toronto, Canada, a publicly traded company listed on the NASDAQ under the symbol JAVA.  He was responsible for Innovative product positioning by workshops / white board sessions with stakeholders of the customer to increase business value and support sales in revenue growth and design innovative technology solutions.  From April 2007 to May 2008, Mr. Cecil was the Healthcare Director at Satyam Computer Service Ltd., in Toronto, Canada, a publicly traded company listed on the NYSE under the symbol "SAY".  He managed healthcare consulting practices and services.  On February 29, 2016, Mr Cecil was appointed to the position of President of Kallo Inc.

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

Lloyd Chiotti – Chief Operating Officer and Director

On September 22, 2011, Lloyd Chiotti was appointed to our board of directors and on February 29, 2016, Mr Chiotti was appointed Chief Operating Officer. In February 2015, Mr. Chiotti began full time with Kallo Inc. as the Executive Vice President.  He holds an Engineering degree and an MBA, both from the University of Toronto.  He worked with Enbridge Gas Distribution (formerly The Consumers Gas Company) for over 34 years.  Over the course of his career he held a number of senior management positions including Director of Information Services and a number of Regional General Manager roles within Operations.  In 2006 he joined the Engineering department to lead the Asset Management initiative as Director, Asset Management Strategy. In this capacity, he led a team which implemented an Asset Management system for gas distribution consistent with the international standard called PAS 55 (now ISO 55001). In 2010 he was appointed to the position of Director, Distribution Asset Management.  In this capacity, he was responsible for all distribution system planning and records management and led the development of a comprehensive methodology to develop risk based, long range asset management plans.  He was actively involved in the natural gas industry.  He served as Chair of the Asset Management Task Force of the Canadian Gas Association from 2006 to 2013 and served as a member of the Distribution Working Committee of the International Gas Union from 2007 to 2012.  Throughout his career he has also served on the Boards of a number of not-for-profit organizations including: President, Alternative Computer Training for the Disabled; Chair, United Way of Peel Campaign 1992; Chair of the Board, West Park Healthcare Centre Foundation; Vice-Chair of the Board, Junior Achievement of Toronto and Chair of the Board, Toronto Mendelssohn Choir.  He retired from Enbridge on October 1, 2013.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock.  Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2015, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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
Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position [1]	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Option Awards ($)	Non-Equity Incentive Plan Compensation (S)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Totals ($)
John Cecil	2016	161,907	0	225,000	0	0	0	0	386,907
Chairman & CEO	2015	132,902	0	1,950,000	0	0	0	0	2,082,902

Vince Leitao	2016	0	0	0	0	0	0	0	0
Former President	2015	29,644	0	0	0	0	0	0	29,644
(resigned 02/29/2016)

Samuel Baker	2016	0	0	42,500	0	0	0	0	42,500
Secretary	2015	0	0	480,000	0	0	0	0	480,000

Lloyd Chiotti	2016	130,334	0	110,000	0	0	0	0	240,334
Director & EVP	2015	0	0	1,200,000	0	0	0	0	1,200,000

[1]
During the year ended December 31, 2016, 3,775,000,000 common shares were initially approved for issuance to directors and officers for a total amount of $377,500 of which $NIL was contributed as cash by them and $377,500 was to be granted to them as stock-based compensation.

The number of shares approved for issuance as compensation to each named executive officer for the year ended December 31, 2016 was as follows:

•	John Cecil –2,250,000,000 common shares issuable as compensation valued at $225,000
•	Samuel Baker – 1,100,000,000 common shares issuable as compensation valued at $110,000
•	Lloyd Chiotti – 425,000,000 common shares issuable as compensation valued at $42,500

The values reported represent the issue date fair value of the shares multiplied by the number of shares issuable.

However, subsequently, the Company rescinded the approval for issuance of the shares and they were not issued to the above named executive officer.

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

Name and Address Beneficial Owner [1]	Number of Common Shares Owned	Percentage of Ownership	Number of Preferred Shares Owned	Percentage of Ownership

John Cecil [2] 225 Duncan Mills Road, Suite 504 Toronto, ON M3B 3H9	1,653,612,857	20.52%	70,000,000	73.69%

Lloyd Chiotti 31 Sisman Avenue Aurora, ON, L4G 6R9	823,242,258	10.22%	5,000,000	5.26%

Samuel Baker [3] 255 Duncan Mill Road, Unit 504 Toronto, ON, M3B 3H9	327,903,850	4.07%	0	0.00%

All Officers and Directors as a Group (3 persons)	2,804,758,965	34.81%	75,000,000	78.95%

[1]
The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]	Includes 19,600,000 shares of common stock owned by family members of John Cecil.
[3]	Includes 400,000 shares of common stock owned by family members of Samuel Baker.
[4]	Each preferred share is entitled to 100 votes.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

As at December 31, 2015, we owe our officers and directors $7,873 in accounts payable and accrued liabilities.

As at December 31, 2016, we owe our officers and directors $306,664 in accounts payable and accrued liabilities.

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

2016	$49,530	MaloneBailey LLP
2015	$149,446	MaloneBailey LLP

(2)              Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey LLP

(3)              Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2016	$0	MaloneBailey, LLP
2015	$0	MaloneBailey LLP

(4)              All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	$0	MaloneBailey LLP
2015	$0	MaloneBailey LLP

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November, 2017.

KALLO INC.

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer,	November 14, 2017
John Cecil	Principal Financial Officer, Principal Accounting Officer and the Chairman of Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	November 14, 2017
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Chief Operating Officer and member of the	November 14, 2017
Lloyd A. Chiotti	Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger	8-K	1/21/11	2.1

3.1	Articles of Incorporation	SB-2	3/05/07	3.1

3.2	Bylaws	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015)	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Vince Leitao	8-K	2/22/11	10.3

10.8	Termination of Employment Agreement with Samuel Baker	8-K	2/22/11	10.4

10.9	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.10	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.11	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.12	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.13	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.14	2011 Non-Qualified Stock Option Plan	S-8	6/27/11	10.1

10.15	Multimedia Contractual Agreement with David Miller	8-K	10/28/11	10.1

10.16	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.17	Independent Contractor Agreement with Savers Drug Mart	8-K	1/26/12	10.1

10.18	2012 Non-Qualified Stock Option Plan	S-8	9/06/12	10.1

10.19	Memorandum of Offering with Ministry of Health of Republic of Ghana	S-1/A-3	6/26/13	10.32

10.20	Addendum to Investment Agreement with Kodiak	S-1/A-4	7/31/13	10.33

10.21	Second Addendum to Investment Agreement with Kodiak	S-1	8/25/14	10.34

10.22	Email from Kodiak	S-1/A-1	9/24/14	10.35

10.23	Email from Kodiak	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter	10-K	4/15/08	99.2

99.3	FCPA Code	S-1	8/25/14	99.3

99.4	Letter from Ministry of Health	8-K	6/08/15	99.2

99.5	Letter from Minister of Health and Public Hygiene	8-K	6/24/15	99.2

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X