Form 10-Q
period 2017-03-31
Kallo Inc.
filed 2017-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

225 Duncan Mills Road,
Suite 504
Toronto, Ontario
Canada M3B 3H9
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒     NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,907,548,954 as of October 14, 2017.

KALLO INC.
MARCH 31, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Current Assets:
Prepaid expenses	$35,748	$57,011
Total Current Assets	35,748	57,011

TOTAL ASSETS	$35,748	$57,011

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Bank overdraft	$244	$211
Accounts payable and accrued liabilities	2,939,881	2,731,879
Derivative liabilities	245,936	270,581
Convertible promissory notes, net of discount of $2,678 and $8,872 respectively	314,498	324,586
Convertible loans payable – third parties	199,564	191,510
Short term loans payable	16,560	16,215
Convertible loans payable – related parties	664,290	615,163
Deferred lease inducement	-	1,260
Total Current Liabilities	4,380,973	4,151,405
TOTAL LIABILITIES	4,380,973	4,151,405

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 15,000,000,000 shares authorized, 8,819,548,954 and 8,098,742,772 shares issued and outstanding, respectively	88,196	80,988
Additional paid-in capital	31,019,568	30,965,822
Accumulated deficit	(35,453,939)	(35,142,154)

Total Stockholders' Deficiency	(4,345,225)	(4,094,394)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$35,748	$57,011

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three months Ended
	March 31,
	2017	2016

Operating Expenses
General and administration	$226,773	$612,061
Selling and marketing	503	408
Depreciation	-	15,766
Operating loss	(227,276)	(628,235)

Interest and financing costs	(58,393)	(65,414)
Foreign exchange loss	(29,451)	(71,554)
Change in fair value on derivative liabilities	3,335	(42,429)

Net Loss	$(311,785)	$(807,632)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	8,527,758,784	6,322,786,890

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Three months Ended
	March 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(311,785)	$(807,632)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	-	15,766
Change in fair value on derivative liabilities	(3,335)	42,429
Interest and penalties	50,219	577
Deferred lease inducement	(1,260)	(2,771)
Amortization of debt discount	6,194	64,651
Unrealized foreign exchange loss	8,134	50,319
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and deposit	21,263	46,364
Increase (decrease) in accounts payable and accrued liabilities	230,348	419,702
NET CASH USED IN OPERATING ACTIVITIES	(222)	(170,595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	189	-
Increase in bank indebtedness	33	-
Proceeds from other convertible notes ($150,556 from related parties in 2016)	-	180,556
NET CASH PROVIDED BY FINANCING ACTIVITIES	222	180,556

Effect of exchange rate changes on cash	-	2,934

NET (DECREASE) INCREASE IN CASH	-	12,895
CASH - BEGINNING OF PERIOD	-	4,998
CASH - END OF PERIOD	$-	$17,893
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes into common shares	$60,954	$94,785
Convertible loan payable for expenses paid directly by lender	$22,346	$-

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at March 31, 2017. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC for the year ended December 31, 2016.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended December 31, 2016 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements

Management does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3 – COMMON STOCK

During the three months period ended March 31, 2017, the holders of promissory notes converted the principal and the related interest outstanding of $39,644 into 720,806,182 shares.  The fair value of the derivative liability associated with the notes that were converted, $21,310 was reclassified to equity upon conversion.  Therefore the Company recorded $60,954 in conjunction with the conversions.

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

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the three months period ended March 31, 2017, $22,346 was received from a director and an affiliate of the Company and is included in the convertible loans payable to related parties.

Included in accounts payable and accrued liabilities is an amount of $390,151 due to directors of the Company as at March 31, 2017.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes. The Notes are due and were issued as disclosed in the following table. The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share disclosed. The following table represents the remaining notes outstanding as at March 31, 2017:

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

During the period ended March 31, 2017, there were no new promissory notes.  On March 31, 2017, all the derivative liabilities were valued at $245,936 which resulted in a gain in fair value of $3,335 for the period ended March 31, 2017.  The debt discounts are amortized over the terms of the respective Notes and were $6,194 at March 31, 2017 and, together with interest and penalties of $23,362 on the promissory notes, are included in net finance charge of $58,393 for the period ended March 31, 2017 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model.

The following table illustrates the fair value adjustments that were recorded related to the level 3 derivative liabilities, associated with the convertible promissory notes:

March 31,
2017
Fair value as at Beginning of Period	$270,581
Elimination associated with conversion of promissory notes	(21,310)
Change in fair value loss (gain)	(3,335)
Fair value as at End of Period	$245,936

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

A summary of the promissory notes is as follows:

	March 31,	March 31,
	2017	2016

Balance as at Beginning of Period	$324,586	$229,377
Interest and Penalties	23,362	577
Converted into shares	(39,644)	(53,805)
Amortization of debt discount	6,194	64,651
Balance as at End of Period	$314,498	$240,800
Convertible notes – short term	(314,498)	(199,102)
Convertible notes – long term	$-	$41,698

Convertible promissory notes are accounted for at fair value by level within the fair value hierarchy at March 31, 2017 and December 31, 2016 as follows:

March 31, 2017	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$245,936	$245,936

December 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$270,581	$270,581

NOTE 6 – CONVERTIBLE LOANS PAYABLE

	March 31, 2017	December 31, 2017

Convertible promissory notes bearing interest at 15% per annum – third party	$199,564	$191,510
Convertible promissory notes bearing interest at 15% per annum – related parties	664,290	615,163
	$863,854	$806,673

During the three month period ended March 31, 2017, $22,346 was received in cash for Convertible loans payable which bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was immaterial. The total outstanding notes from this debt offering is $863,854, including accrued interest, of which $664,290 is to from related parties. Interest of $26,857 on the convertible loans payable are included in net finance charge of $58,393 for the period ended March 31, 2017 included in the consolidated statement of operations.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 7 – SHORT TERM LOANS PAYABLE

	March 31, 2017	December 31, 2016

Non-interest bearing short term funding from third parties	$16,560	$16,215
	$16,560	$16,215

As at March 31, 2017, the balance of $16,560 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $22,016 which is subject to revaluation at the end of each quarter.

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

On October 13, 2017, Kallo notices of termination of the agreements with the above two third parties to be effective 30 days later.

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

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

Convertible promissory notes

After March 31, 2017, promissory notes for a total of $320,000 were settled in cash by FE Pharmacy Inc. under the agreement mentioned below.

Convertible loans payable

After March 31, 2017, a total of $4,805 was received as advances against loans which will have the same terms as described in note 6.

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

Issuance of shares

On May 25, 2017, the Company approved the issuance of 595,000,000 post reverse stock split common stock to various directors and employees as compensation for services rendered and 16,000,000 post reverse stock split common stock to the controlling shareholder of FE Pharmacy Inc. and a related party as compensation for services rendered and for nominal cash. Because FINRA has not approved the reverse stock split yet, the 611,000,000 shares issued during the quarter ended June 30, 2017 will be reduced to 1,018,333 when the reverse stock split becomes effective and 609,981,667 additional post reverse stock split shares will be issued to make them whole again.

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

For the last seven fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has enabled product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months. These options include, debt and equity offers to existing shareholders, debt and equity offers to independent investment professionals and through various other financing alternatives.  Management's opinion is that the combination of the three options along with the forecasted closing of at least one project will enable continued operations for the next 12 months.  There is no assurance that we will receive additional money from these options and our existing shareholders are under no legal duty to provide us with additional financing nor have our shareholders committed to provide us with additional financing.

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

In 2017 the Government of Ghana has initiated several discussions with Kallo Inc., to revisit how the Ministry of Defense – Military Hospital requirements, the Ministry of Health healthcare infrastructure requirements and the Ministry of Education Teaching Hospital infrastructure requirements can be met using the Kallo Integrated Delivery Model. We feel that these meeting of the minds and Ghana's continued interest in the Kallo Integrated Delivery System, as the best solution for the nations healthcare infrastructure development, are very encouraging for our continued business in Ghana.

We are also having very active discussions with other neighboring countries in Africa such as Niger, South Africa, and Nigeria for further expansion of our businesses in the region.

In 2017, we have also initiated project negotiations in Canada with First Nations Healthcare to provide innovative solutions to increase accessibility and monitoring and management of medication from prescription to consumption with direct reporting to the provincial ministries.

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

☐
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

☐
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

☐
Global response center – located in the Kallo headquarters in Canada, this is the escalation point for the coordination of delivery of Telehealth and eHealth support. It consists of both the Clinical Command Center and the Administrative Command Center.

☐
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

☐	Kallo University – provides education, training and development of local resources for all aspects of the healthcare delivery which includes clinical, engineering and administration.

☐	Emergency Medical Services – provides ground and air ambulance vehicles for emergency patient transport.

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

Need for additional capital

The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at March 31, 2017. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2017 or 2016.

Expenses

During the three months ended March 31, 2017 we incurred total expenses of $311,785, including $177,865 in salaries and compensation, $58,393 in interest and financing costs, $29,451 in loss on foreign exchange and $49,411 as other expenses, net of $3,335 in gain in fair value of derivative liabilities whereas during the three months ended March 31, 2016 we incurred total expenses of $807,632, including $441,998 in salaries and compensation, $15,767 in depreciation, $55,571 in professional fees, $65,414 in interest and financing costs, $42,429 loss in change in fair value on derivative liabilities and $186,453 in other expenses.

The decrease in our total expenses for the three months ended March 31, 2017 from the comparative period is mainly due to a decrease in salaries and compensation of $264,133, a decrease in professional fees of $55,571, a decrease in interest and financing costs of $7,021 and a decrease in other expenses. The overall decrease in expenses reflect the slow down of the operations pending the finalization of new contracts. Several employees left the Company causing a significant reduction in salaries and compensation. The decrease in interest and financing costs is due to lower convertible promissory notes as these were converted into shares.

Net Loss

During the three months ended March 31, 2017 we did not generate any revenues and incurred a net loss of $311,785 compared to a net loss of $807,632 during the same period in 2016. The main reasons were the decreases in salaries and compensation and professional fees for the reasons discussed above.

Liquidity and capital resources

As at March 31, 2017, the Company had current assets of $35,748 and current liabilities of $4,380,973, indicating working capital deficiency of $4,345,225. As of March 31, 2017, our total assets were $35,748 in prepaid expenses and our total liabilities were $4,380,973 comprised of $2,939,881 in accounts payable and accrued liabilities, $245,936 in derivative liabilities, $314,498 in convertible promissory notes, convertible loans payable of $863,854, short term loans of $16,560 and bank indebtedness of $244.

Cash used in operating activities amounted to $222 during the three months ended March 31, 2017, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the current three months period ended March 31, 2017.

Cash provided by financing activities during the three months ended March 31, 2017 amounted to $222 and represented mainly proceeds from short term loans payable.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                    CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during the audit as well as insufficient controls over the financial close process and preparation of the financial statements identified by the auditors during the audit of the company's financial statements for the year ended December 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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