Form 10-Q
period 2017-06-30
Kallo Inc.
filed 2017-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,907,548,954 as of November 14, 2017.

KALLO INC.
JUNE 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2017	2016
Current Assets:
Prepaid expenses	35,748	57,011
Total Current Assets	35,748	57,011

TOTAL ASSETS	$35,748	$57,011

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Bank overdraft	$-	$211
Accounts payable and accrued liabilities	3,101,602	2,731,879
Derivative liabilities	25,087	270,581
Convertible promissory notes, net of discount of $Nil and $8,872 respectively	19,723	324,586
Convertible loans payable – third parties	210,951	191,510
Short term loans payable	16,708	16,215
Convertible loans payable – related parties	707,871	615,163
Liability for issuable shares	139,053	-
Deferred lease inducement	-	1,260
Total Current Liabilities	4,220,995	4,151,405
TOTAL LIABILITIES	4,220,995	4,151,405

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 15,000,000,000 shares authorized, 9,905,548,954 and 8,098,742,772 shares issued and outstanding, respectively	99,056	80,988
Additional paid-in capital	40,323,656	30,965,822
Assignment of liabilities	(3,806,946)	-
Accumulated deficit	(40,801,963)	(35,142,154)

Total Stockholders' Deficiency	(4,185,247)	(4,094,394)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$35,748	$57,011

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Operating Expenses
General and administration	$5,423,306	$1,070,197	$5,650,079	$1,682,258
Selling and marketing	2,437	24,216	2.940	24,624
Impairment of assets	-	104,018	-	104,018
Depreciation	-	15,767	-	31,533
Operating loss	(5,425,743)	(1,214,198)	(5,653,019)	(1,842,433)

Interest and financing costs	(53,623)	(128,805)	(112,016)	(194,219)
Change in fair value on derivative liabilities	(6,347)	(103,033)	(3,012)	(145,462)
Gain on extinguishment of derivative liability	227,196	-	227,196	-
Foreign exchange loss	(89,507)	(6,594)	(118,958)	(78,148)

Net Loss	$(5,348,024)	$(1,452,630)	$(5,659,809)	$(2,260,262)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	9,410,988,514	7,720,485,653	8,971,813,510	7,021,636,272

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Six months Ended
	June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,659,809)	$(2,260,262)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	-	31,533
Stock based compensation	5,318,964	448,500
Change in fair value on derivative liabilities	3,012	145,462
Gain on extinguishment of derivative liability	(227,196)	-
Impairment of assets	-	104,018
Interest and penalties	101,164	106,687
Deferred lease inducement	(1,260)	(6,554)
Amortization of debt discount	8,872	87,024
Unrealized foreign exchange loss	29,764	38,251
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and deposit	21,263	50,828
Increase (decrease) in accounts payable and accrued liabilities	404,965	930,315
NET CASH USED IN OPERATING ACTIVITIES	(261)	(324,198)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	472	-
Decrease in bank indebtedness	(211)	-
Proceeds from other convertible notes ($150,556 from related parties in 2016)	-	319,409
NET CASH PROVIDED BY FINANCING ACTIVITIES	261	319,409

Effect of exchange rate changes on cash	-	68

NET (DECREASE) INCREASE IN CASH	-	(4,721)
CASH - BEGINNING OF PERIOD	-	4,998
CASH - END OF PERIOD	$-	$277
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes into common shares	$60,954	$217,151
Convertible loan payable for expenses paid directly by lender	$27,151	$-
Stock issued to related party for current and future settment of accounts payable and convertible debts	$4,135,037	$-
Settlement of promissory notes and accounts payable by FE Pharmacy, Inc.	$328,091	$-

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at June 30, 2017. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

During the six months period ended June 30, 2017, the holders of promissory notes converted the principal and the related interest outstanding of $39,644 into 720,806,182 shares.  The fair value of the derivative liability associated with the notes that were converted, $21,310 was reclassified to equity upon conversion.  Therefore the Company recorded $60,954 in conjunction with the conversions.

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

After the approval of the reverse stock split by FINRA, the 9,907,548,954 common shares outstanding as at October 11, 2017 will be adjusted to 16,512,582 post reverse stock split common shares. Also, 1,084,190,000 additional post reverse stock split common shares will be issued to make whole for the shares issued after April 18, 2017, as detailed below.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company's outstanding indebtedness as at April 7, 2017. Because FINRA has not approved the reverse stock split yet, the 475,000,000 shares issued during the quarter ended June 30, 2017 will be reduced to 791,667 when the reverse stock split becomes effective and 474,208,333 additional post reverse stock split shares will be issued to make them whole again. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the quarter ended June 30, 2017, the assignment of liabilities amount has been reduced by $320,000 cash settlement of convertible promissory notes and $8,091 cash settlement of accounts payable.
On May 25, 2017, the Company approved the issuance of 595,000,000 post reverse stock split common stock valued at $5,179,678 to various directors and employees as compensation for services rendered and 16,000,000 post reverse stock split common stock valued at $139,286 to a consultant as compensation for services rendered and for nominal cash. Because FINRA has not approved the reverse stock split yet, the 611,000,000 shares issued during the quarter ended June 30, 2017 will be reduced to 1,018,333 when the reverse stock split becomes effective and 609,981,667 additional post reverse stock split shares will be issued to make them whole again. It was determined that the unissued shares relating to the compensation for services to the consultant is a derivative under ASC 815 and therefore the related amount of $139,053 is shown as a liability for issuable shares on the Consolidated Balance Sheet.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2017, $27,151 was received from a director and an affiliate of the Company and is included in the convertible loans payable to related parties.

Included in accounts payable and accrued liabilities is an amount of $477,134 due to directors of the Company as at June 30, 2017.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes. The Notes are due and were issued as disclosed in the following table. The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share disclosed. The following table represents the remaining note outstanding as at June 30, 2017:

Face amount	Interest rate	Due date	Conversion price per share

Promissory note of $50,000	12%	February 3, 2017	65% of the lowest trading price over the last 25 trading days

During the period ended June 30, 2017, there were no new promissory notes.  On June 30, 2017, all the derivative liabilities were valued at $25,087 which resulted in a loss in fair value of $3,012 for the period ended June 30, 2017.  The debt discounts are amortized over the terms of the respective Notes and were $8,872 at June 30, 2017 and, together with interest and penalties of $45,909 on the promissory notes, are included in net finance charge of $112,016 for the period ended June 30, 2017 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model.

The following table illustrates the fair value adjustments that were recorded related to the level 3 derivative liabilities, associated with the convertible promissory notes:

June 30,
2017
Fair value as at Beginning of Period	$270,581
Elimination associated with payment of the note in cash by FE Pharmacy Inc.	(227,196)
Elimination associated with conversion of promissory notes	(21,310)
Change in fair value loss (gain)	3,012
Fair value as at End of Period	$25,087

A summary of the promissory notes is as follows:

	June 30,	June 30,
	2017	2016

Balance as at Beginning of Period	$324,586	$229,377
Interest and Penalties	45,909	54,674
Converted into shares	(39,644)	(128,928)
Settled by FE Pharmacy Inc. in cash	(320,000)	-
Amortization of debt discount	8,872	95,111
Balance as at End of Period	$19,723	$250,234
Convertible notes – short term	(19,723)	(250,234)
Convertible notes – long term	$-	$-

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

Convertible promissory notes are accounted for at fair value by level within the fair value hierarchy at June 30, 2017 and December 31, 2016 as follows:

June 30, 2017	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$25,087	$25,087

December 31, 2016	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$270,581	$270,581

NOTE 6 – CONVERTIBLE LOANS PAYABLE

	June 30, 2017	December 31, 2016

Convertible promissory notes bearing interest at 15% per annum – third party	$210,951	$191,510
Convertible promissory notes bearing interest at 15% per annum – related parties	707,871	615,163
	$918,822	$806,673

During the six month period ended June 30, 2017, $27,151 was received in cash for Convertible loans payable which bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was immaterial. The total outstanding notes from this debt offering is $918,822, including accrued interest, of which $707,871 is to from related parties. Interest of $55,255 on the convertible loans payable are included in net finance charge of $112,016 for the period ended June 30, 2017 included in the consolidated statement of operations.

NOTE 7 – SHORT TERM LOANS PAYABLE

	June 30, 2017	December 31, 2016

Non-interest bearing short term funding from third parties	$16,708	$16,215
	$16,708	$16,215

As at June 30, 2017, the balance of $16,708 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $22,016 which is subject to revaluation at the end of each quarter.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2017
(Amounts expressed in US dollars)
(Unaudited)

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

Contingencies

On April 21, 2017, an ex-employee of Kallo obtained a judgement ordering Kallo to pay Canadian $135,959 for unpaid wages and expenses relating to services performed in 2016. The full amount has been accrued for in the financial statements of Kallo.

On October 24, 2016, a consultant obtained a judgement ordering Kallo to pay Canadian $25,000 for unpaid fees. The full amount has been accrued for in the financial statements of Kallo.

NOTE 9 – SUBSEQUENT EVENTS

Issuance of shares

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

In 2017 the Government of Ghana initiated several discussions with Kallo Inc., to revisit how the Ministry of Defense – Military Hospital requirements, the Ministry of Health healthcare infrastructure requirements and the Ministry of Education Teaching Hospital infrastructure requirements can be met using the Kallo Integrated Delivery Model. The success of these discussions confirmed Ghana's continued belief in the Kallo Integrated Delivery System, as the best solution for the nations healthcare infrastructure development, which is very encouraging for our continued business in Ghana.

On 20th June, 2017, Kallo Inc.'s branch office was legally registered in Ghana. A valid tax identification number was issued and this number is to be used by Kallo in all of its transactions within Ghana. We have incorporated four SPVs (Special Purpose Vehicles / Companies) to oversee the various projects Kallo intends to operate in Ghana. The SPVs are all incorporated under the laws of Ghana as private companies.

Kallo has entered into four major concession agreements with four key governmental institutions in Ghana. Kallo Inc., through its SPVs has entered into the following concession arrangements for the construction and operation of various hospital facilities in Ghana:

	Project Description	Kallo SPV
1	Tamale Military Hospital project	K-TMH Ghana Limited
2	Cape Coast Teaching Hospital project	K-UCC Cape Coast Limited
3	Sunyani Teaching Hospital project	K-UENR Sunyani Limited
4	Ho Teaching Hospital project	K-UHAS Ho Limited

These agreements are effective upon execution and the concession period will start from the date on which financial close is achieved with the Lenders and all conditions precedent are satisfied or waived. The financing has not closed yet and there is no guarantee that financial close will be achieved.
We are also having very active discussions with other neighboring countries in Africa such as Niger, South Africa, and Nigeria for further expansion of our businesses in the region.

In 2017, we have also initiated project negotiations in Canada with two First Nations Groups to provide innovative solutions to increase accessibility and monitoring and management of medication from prescription to consumption with direct reporting to the provincial ministries.

Project Financing for the projects is being arranged by Seawave Invest Ltd. Bahamas, Nova Capital Global LLC, New York, and GRISSAG AG (PTY) LTD and the risk guarantees are being provided by the African Guarantee Fund and the Multilateral Investment Guarantee Agency (MIGA), the Political Risk Insurance arm of the World Bank Group.

In order to manage the aggressive expansion of our business, we have entered into collaboration agreements with TAHPI, an international company with expertise in Health Service Planning, Health Facility Planning, Architecture and Interior Design on 30th June 2017 and FORTA MEDICAL, an advanced off-site building methods company on 28th July 2017. FORTA offers healthcare facilities based on a fast– track modular design and construction solutions with minimal disruption to the surrounding facilities operation. Their advanced factory prefabrication helps shorten project construction timetables in a way that is not achievable with on–site building technologies. These collaborations will augment Kallo's project delivery capacity and our ability to deliver complex projects in multiple geographies.

Kallo has also secured renewed commitment from our technology partners and technology infrastructure providers.

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

Our milestones during the next twelve months are:

1.	To follow-up completion of the financing process with financiers and the respective governments.

2.	To pursue working capital raise with Financial institutions and private placements.

To complete our organization restructuring and continue to build our infrastructure and resources for operations and management.

Need for additional capital

The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at June 30, 2017. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

To become profitable and competitive, we have to sell our products and services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Equity financing could result in additional dilution to existing shareholders

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2017 or 2016.

Expenses

During the three months ended June 30, 2017 we incurred total expenses of $5,348,024, including $5,419,984 in salaries and compensation, $53,623 in interest and financing costs, $89,507 in loss on foreign exchange, $6,347 loss in fair value of derivative liabilities and $5,759 as other expenses offset by $227,196 gain on extinguishment of convertible promissory notes whereas during the three months ended June 30, 2016 we incurred total expenses of

$1,452,630, including $948,749 in salaries and compensation, $15,766 in depreciation, $39,056 in professional fees, $24,216 in selling and marketing expenses, $128,805 in interest and financing costs, $103,033 loss in change in fair value on derivative liabilities, $104,018 impairment on assets, $6,594 in loss on foreign exchange and $82,393 as other expenses.

The increase in our total expenses for the three months ended June 30, 2017 from the comparative period is mainly due to stock based compensation of $5,318,964 offset by a decrease in other salaries and compensation of $847,729, a decrease in professional fees of $39,056, a decrease in interest and financing costs of $75,182, a decrease in loss in fair value of derivative liabilities of $96,686, a gain on extinguishment of convertible promissory notes and a decrease in other expenses. Notwithstanding the increase in total expenses due to the issuance of shares to remaining management team, there has been a slow down of the operations pending the finalization of new contracts. Several employees left the Company causing a significant reduction in salaries and compensation. The decrease in interest and financing costs is due to lower convertible promissory notes as these were converted into shares and settled.

During the six months ended June 30, 2017 we incurred total expenses of $5,659,809, including $5,597,849 in salaries and compensation, $2,940 in selling and marketing expenses, $112,016 in interest and financing costs, $3,012 in loss in fair value of derivative liabilities, $118,958 in loss on foreign exchange and $52,230 as other expenses offset by $227,196 gain on extinguishment of convertible promissory notes whereas during the six months ended June 30, 2016 we incurred total expenses of $2,260,262, including $1,390,747 in salaries and compensation, $31,533 in depreciation, $94,627 in professional fees, $24,624 in selling and marketing expenses, $194,219 in interest and financing costs, $145,462 in loss in fair value of derivative liabilities, $104,018 impairment of assets, $78,148 loss on foreign exchange and $196,884 in other expenses.

The increase in salaries of $4,207,102 is mainly due to the stock based compensation of $5,318,964 offset by a decrease of $1,111,862 in other salaries and compensation and a decrease of $94,627 in professional fees is due to significant curtailing of operations as the new contracts that Kallo was expecting did not materialize and the departure of several employees. There is also a decrease in interest and financing costs of $82,203, decrease of impairment on assets of $104,018 and a decrease in change in fair value of $142,450 on the convertible promissory.

Net Loss

During the three months ended June 30, 2017 we did not generate any revenues and incurred a net loss of $5,348,024 compared to a net loss of $1,452,630 during the same period in 2016. The main reasons were the increase in salaries and compensation offset by a decrease in professional fees for the reasons discussed above.

During the six months ended June 30, 2017 we did not generate any revenues and we incurred a net loss of $5,659,809 compared to a net loss of $2,260,262 during the same period in 2016. The main reasons were the increase in salaries and compensation offset by a decrease in professional fees for the reasons discussed above.

Liquidity and capital resources

As at June 30, 2017, the Company had current assets of $3,842,694 and current liabilities of $4,220,995, indicating working capital deficiency of $378,301. As of June 30, 2017, our total assets were $3,806,946 in assignment of liabilities and $35,748 in prepaid expenses and our total liabilities were $4,220,995 comprised of $3,101,602 in accounts payable and accrued liabilities, $25,087 in derivative liabilities, $19,723 in convertible promissory notes, convertible loans payable of $918,822, $139,053 in liability for share issuance and short term loans of $16,708.

Cash used in operating activities amounted to $261 during the six months ended June 30, 2017, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the current six months period ended June 30, 2017.

Cash provided by financing activities during the six months ended June 30, 2017 amounted to $261 and represented mainly proceeds from short term loans payable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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