Form 10-Q
period 2017-09-30
Kallo Inc.
filed 2017-11-22
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

225 Duncan Mills Road, Suite 504
Toronto, Ontario, Canada   M3B 3H9
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,907,548,954 as of November 21, 2017.

KALLO INC.
SEPTEMBER 30, 2017

PART I – FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Prepaid expenses	$35,748	$57,011
Total Current Assets	35,748	57,011

TOTAL ASSETS	$35,748	$57,011

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Bank overdraft	$-	$211
Accounts payable and accrued liabilities	3,280,234	2,731,879
Derivative liabilities	25,087	270,581
Convertible promissory notes, net of discount of $Nil and $8,872 respectively	19,723	324,586
Convertible loans payable – third parties	217,458	191,510
Short term loans payable	17,918	16,215
Convertible loans payable – related parties	730,182	615,163
Liability for issuable shares	156,435	-
Deferred lease inducement	-	1,260
Total Current Liabilities	4,447,037	4,151,405
TOTAL LIABILITIES	4,447,037	4,151,405

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 15,000,000,000 shares authorized, 9,907,548,954 and 8,098,742,772 shares issued and outstanding, respectively.	99,076	80,988
Additional paid-in capital	40,323,664	30,965,822
Assignment of liabilities	(3,694,831)	-
Accumulated deficit	(41,140,148)	(35,142,154)

Total Stockholders' Deficiency	(4,411,289)	(4,094,394)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$35,748	$57,011

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended September 30,		Nine months Ended September 30,
	2017	2016	2017	2016

Operating Expenses
General and administration	$195,576	$426,880	$5,845,655	$2,109,138
Selling and marketing	1,384	456	4,324	25,080
Impairment of assets	-	-	-	104,018
Depreciation	-	-	-	31,533
Operating loss	(196,960)	(427,336)	(5,849,979)	(2,269,769)

Interest and financing costs	(28,817)	(64,501)	(140,833)	(258,720)
Change in fair value on derivative liabilities	-	57,778	(3,012)	(87,684)
Gain on extinguishment of derivative liability	-	-	227,196	-
Foreign exchange (loss) gain	(112,408)	39,663	(231,366)	(38,485)

Net Loss	$(338,185)	$(394,396)	$(5,997,994)	$(2,654,658)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	9,907,440,258	8.098,742,772	9,287,116,297	7,366,923,856

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Nine months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(5,997,994)	$(2,654,658)
Adjustment to reconcile net loss to cash used in operating activities:
Depreciation	-	31,533
Stock based compensation	5,336,374	448,500
Change in fair value on derivative liabilities	3,012	87,684
Gain on extinguishment of derivative liability	(227,196)	-
Impairment of assets	-	104,018
Interest and penalties	129,982	149,179
Deferred lease inducement	(1,260)	(10,337)
Amortization of debt discount	8,872	107,873
Unrealized foreign exchange loss	30,974	26,058
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and deposit	21,263	51,841
Increase (decrease) in accounts payable and accrued liabilities	695,712	1,329,848
NET CASH USED IN OPERATING ACTIVITIES	(261)	(328,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	472	-
Decrease in bank indebtedness	(211)	-
Proceeds from other convertible notes ($268,311 from related parties in 2016)	-	323,667
NET CASH PROVIDED BY FINANCING ACTIVITIES	261	323,667

Effect of exchange rate changes on cash	-	7

NET (DECREASE) INCREASE IN CASH	-	(4,787)
CASH - BEGINNING OF PERIOD	-	4,998
CASH - END OF PERIOD	$-	$211
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes into common shares	$60,954	$217,151
Convertible loan payable for expenses paid directly by lender	$27,151	$5,434
Stock issued to related party for current and future settlement of accounts payable and convertible debts	$4,135,037	$-
Settlement of promissory notes and accounts payable by FE Pharmacy, Inc.	$440,206	$-

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at September 30, 2017. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

During the nine months period ended September 30, 2017, the holders of promissory notes converted the principal and the related interest outstanding of $39,644 into 720,806,182 shares.  The fair value of the derivative liability associated with the notes that were converted, $21,310 was reclassified to equity upon conversion.  Therefore the Company recorded $60,954 in conjunction with the conversions.

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

After the approval of the reverse stock split by FINRA, the 9,907,548,954 common shares outstanding as at October 11, 2017 will be adjusted to 16,512,582 post reverse stock split common shares. Also, 1,086,186,666 additional post reverse stock split common shares will be issued to make whole for the shares issued after April 18, 2017, as detailed below.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company's outstanding indebtedness as at April 7, 2017. Because FINRA has not approved the reverse stock split yet, the 475,000,000 shares issued during the quarter ended June 30, 2017 will be reduced to 791,667 when the reverse stock split becomes effective and 474,208,333 additional post reverse stock split shares will be issued to make them whole again. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the quarter ended September 30, 2017, the assignment of liabilities amount has been reduced by $320,000 cash settlement of convertible promissory notes and $120,206 cash settlement of accounts payable.

On May 25, 2017, the Company approved the issuance of 595,000,000 post reverse stock split common stock valued at $5,179,678 to various directors and employees as compensation for services rendered. During the period ended September 30, 2017, the Company also approved the issuance of 16,000,000 post reverse stock split common stock valued at $139,285 to the controlling shareholder of FE Pharmacy Inc. and a related party as compensation for services rendered and for nominal cash and also the issuance of 2,000,000 post reverse stock split common stock valued at $17,411 to a party related to the controlling shareholder of FE Pharmacy Inc. as compensation for services rendered. Because FINRA has not approved the reverse stock split yet, the 613,000,000 shares issued during the period ended September 30, 2017 will be reduced to 1,021,667 when the reverse stock split becomes effective and 611,978,333 additional post reverse stock split shares will be issued to make them whole again. It was determined that the unissued shares relating to the compensation for services to the consultant is a derivative under ASC 815 and therefore the related amount of $156,435 is shown as a liability for issuable shares on the Consolidated Balance Sheet.

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

During the nine months period ended September 30, 2016, the Board of Directors approved the issuance of 4,485,000,000 common shares to various directors and employees for a total amount of $448,500. On September 12, 2016, the Company rescinded its decision to issue the 4,485,000,000 common shares to various directors and employees.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2017
(Amounts expressed in US dollars)
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months period ended September 30, 2017, $27,151 was received from a director and an affiliate of the Company and is included in the convertible loans payable to related parties.

Included in accounts payable and accrued liabilities is an amount of $574,739 due to directors of the Company as at September 30, 2017.

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes are unsecured and bear interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes. The Notes are due and were issued as disclosed in the following table. The Holders of the Notes can, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the conversion price per share disclosed. The following table represents the remaining note outstanding as at September 30, 2017:

Face amount	Interest rate	Due date	Conversion price per share

Promissory note of $50,000	12%	February 3, 2017	65% of the lowest trading price over the last 25 trading days

During the period ended September 30, 2017, there were no new promissory notes.  On September 30, 2017, all the derivative liabilities were valued at $25,087 which resulted in a loss in fair value of $3,012 for the period ended September 30, 2017.  The debt discounts are amortized over the terms of the respective Notes and were $8,872 at September 30, 2017 and, together with interest and penalties of $45,909 on the promissory notes, are included in net finance charge of $112,016 for the period ended September 30, 2017 included in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model.

The following table illustrates the fair value adjustments that were recorded related to the level 3 derivative liabilities, associated with the convertible promissory notes:

September 30, 2017
Fair value as at Beginning of Period	$270,581
Elimination associated with payment of the note in cash by FE Pharmacy Inc.	(227,196)
Elimination associated with conversion of promissory notes	(21,310)
Change in fair value loss (gain)	3,012
Fair value as at End of Period	$25,087

A summary of the promissory notes is as follows:

	September 30, 2017	September 30, 2016
Balance as at Beginning of Period	$324,586	$229,377
Interest and Penalties	45,909	77,860
Converted into shares	(39,644)	(128,928)
Settled by FE Pharmacy Inc. in cash	(320,000)	-
Amortization of debt discount	8,872	107,873
Balance as at End of Period	$19,723	$286,182
Convertible notes – short term	(19,723	(286,182
Convertible notes – long term	$-	$-

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2016
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

Convertible promissory notes are accounted for at fair value by level within the fair value hierarchy at September 30, 2017 and December 31, 2016 as follows:

September 30, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$25,087	$25,087

December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$270,581	$270,581

NOTE 6 – CONVERTIBLE LOANS PAYABLE

	September 30, 2017	December 31, 2016

Convertible promissory notes bearing interest at 15% per annum – third party	$217,458	$191,510
Convertible promissory notes bearing interest at 15% per annum – related parties	730,182	615,163
	$947,640	$806,673

During the nine month period ended September 30, 2017, $27,151 was received in cash for Convertible loans payable which bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was immaterial. The total outstanding notes from this debt offering is $947,640, including accrued interest, of which $730,182 is to from related parties. Interest of $84,073 on the convertible loans payable are included in net finance charge of $140,833 for the period ended September 30, 2017 included in the consolidated statement of operations.

NOTE 7 – SHORT TERM LOANS PAYABLE

	September 30, 2017	December 31, 2016

Non-interest bearing short term funding from third parties	$17,918	$16,215
	$17,918	$16,215

As at September 30, 2017, the balance of $17,918 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $22,016 which is subject to revaluation at the end of each quarter.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2017
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

NOTE 9 – SUBSEQUENT EVENTS

Convertible promissory note

After September 30, 2017, promissory notes for a total of $19,723 were settled in cash for $12,000 and accounts payable for a total of $45,625 were settled in cash by FE Pharmacy Inc. under the agreement mentioned in Note 3.

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

▪
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

▪
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

▪
Global response center – located in the Kallo headquarters in Canada, this is the escalation point for the coordination of delivery of Telehealth and eHealth support. It consists of both the Clinical Command Center and the Administrative Command Center.

▪
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

▪	Kallo University – provides education, training and development of local resources for all aspects of the healthcare delivery which includes clinical, engineering and administration.

▪	Emergency Medical Services – provides ground and air ambulance vehicles for emergency patient transport.

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

Need for additional capital

The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at September 30, 2017. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Revenues

We did not generate any revenues during the nine months ended September 30, 2017 or 2016.

Expenses

During the three months ended September 30, 2017 we incurred total expenses of $338,185, including $122,737 in salaries and compensation, $28,817 in interest and financing costs, $112,408 in loss on foreign exchange and $74,223 as other expenses whereas during the three months ended September 30, 2016 we incurred total expenses of $394,396, including $309,928 in salaries and compensation, $64,501 in interest and financing costs and $117,408 as other expenses, net of $57,778 in gain in fair value of derivative liabilities and $39,663 in gain on foreign exchange loss.

The decrease in our total expenses for the three months ended September 30, 2017 from the comparative period is mainly due to a decrease in salaries and compensation of $187,191, a decrease in interest and financing costs of $35,684 net of a decrease in gain in fair value of derivative liabilities of $57,778 and a decrease in other expenses. There has been a slow down of the operations pending the finalization of new contracts. Several employees left the Company causing a significant reduction in salaries and compensation. The decrease in interest and financing costs is due to lower convertible promissory notes as these were converted into shares and settled.

During the nine months ended September 30, 2017 we incurred total expenses of $5.997,994, including $5,720,586 in salaries and compensation, $67,848 in professional fees, $4,323 in selling and marketing expenses, $140,833 in interest and financing costs, $3,012 in loss in fair value of derivative liabilities, $231,366 in loss on foreign exchange and $57,222 as other expenses offset by $227,196 gain on extinguishment of convertible promissory notes whereas during the nine months ended September 30, 2016 we incurred total expenses of $2,654,658, including $1,700,675 in salaries and compensation, $31,533 in depreciation, $93,359 in professional fees, $25,080 in selling and marketing expenses, $258,720 in interest and financing costs, $87,684 in loss in fair value of derivative liabilities, $104,018 impairment of assets, $38,485 loss on foreign exchange and $313,104 in other expenses.

The increase in salaries of $4,019,911 is mainly due to the stock based compensation of $5,336,374 offset by a decrease of $1,316,463 in other salaries and compensation is due to significant curtailing of operations as the new contracts that Kallo was expecting did not materialize and the departure of several employees. There is also a decrease in interest and financing costs of $117,887, decrease of impairment on assets of $104,018 and a decrease in change in fair value of $84,672 on the convertible promissory.

Net Loss

During the three months ended September 30, 2017 we did not generate any revenues and incurred a net loss of $338,185 compared to a net loss of $394,396 during the same period in 2016. The main reasons were the decrease in salaries and compensation for the reasons discussed above.

During the nine months ended September 30, 2017 we did not generate any revenues and we incurred a net loss of $5,997,994 compared to a net loss of $2,654,658 during the same period in 2016. The main reasons were the increase in salaries and compensation due to stock based compensation for the reasons discussed above.

Liquidity and capital resources

As at September 30, 2017, the Company had current assets of $35,748 and current liabilities of $4,447,037, indicating working capital deficiency of $4,411,289. As of September 30, 2017, our total assets were $35,748 in prepaid expenses and our total liabilities were $4,447,037 comprised of $3,280,234 in accounts payable and accrued liabilities, $25,087 in derivative liabilities, $19,723 in convertible promissory notes, convertible loans payable of $947,640, $156,435 in liability for share issuance and short term loans of $17,918.

Cash used in operating activities amounted to $261 during the nine months ended September 30, 2017, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash used in investing activities during the current nine months period ended September 30, 2017.

Cash provided by financing activities during the nine months ended September 30, 2017 amounted to $261 and represented mainly proceeds from short term loans payable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of November, 2017.

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