Form 10-Q/A
period 2016-06-30
Kallo Inc.
filed 2017-12-08
CIK 1389034

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2016 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of December, 2017.

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