Form 10-Q/A
period 2016-09-30
Kallo Inc.
filed 2017-12-08
CIK 1389034

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
9,907,548,954 as of October 11, 2017.

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2016 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-Q and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-Q.

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