Form 10-K/A
period 2016-12-31
Kallo Inc.
filed 2017-12-08
CIK 1389034

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

REASON FOR AMENDMENT

The sole purpose of this Amendment to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2016 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T. No other changes have been made to this Form 10-K and this Amendment has not been updated to reflect events occurring subsequent to the filing of this Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of December, 2017.

KALLO INC.

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer,	December 7, 2017
John Cecil	Principal Financial Officer, Principal Accounting Officer and the Chairman of Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	December 7, 2017
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Chief Operating Officer and member of the	December 7, 2017
Lloyd A. Chiotti	Board of Directors

EXHIBIT INDEX

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger	8-K	1/21/11	2.1

3.1	Articles of Incorporation	SB-2	3/05/07	3.1

3.2	Bylaws	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015)	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Vince Leitao	8-K	2/22/11	10.3

10.8	Termination of Employment Agreement with Samuel Baker	8-K	2/22/11	10.4

10.9	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.10	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.11	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.12	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.13	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.14	2011 Non-Qualified Stock Option Plan	S-8	6/27/11	10.1

10.15	Multimedia Contractual Agreement with David Miller	8-K	10/28/11	10.1

10.16	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.17	Independent Contractor Agreement with Savers Drug Mart	8-K	1/26/12	10.1

10.18	2012 Non-Qualified Stock Option Plan	S-8	9/06/12	10.1

10.19	Memorandum of Offering with Ministry of Health of Republic of Ghana	S-1/A-3	6/26/13	10.32

10.20	Addendum to Investment Agreement with Kodiak	S-1/A-4	7/31/13	10.33

10.21	Second Addendum to Investment Agreement with Kodiak	S-1	8/25/14	10.34

10.22	Email from Kodiak	S-1/A-1	9/24/14	10.35

10.23	Email from Kodiak	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter	10-K	4/15/08	99.2

99.3	FCPA Code	S-1	8/25/14	99.3

99.4	Letter from Ministry of Health	8-K	6/08/15	99.2

99.5	Letter from Minister of Health and Public Hygiene	8-K	6/24/15	99.2

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X