Form 10-K
period 2017-12-31
Kallo Inc.
filed 2018-04-17
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0542529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

225 Duncan Mills Road, Suite 504, Toronto, Ontario, Canada M3B 3H9
(Address of Principal Executive Offices) (Zip Code)

(416) 246-9997
(Issuer's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
None (Title of Class)	Common Stock (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X]     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2017: $582,958

The registrant had 1,135,699,249 shares of common stock outstanding as of March 8, 2018.

As used herein, the term "we," "us," "our," and the "Company" refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS.  IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "ESTIMATED," "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY  HAS LIMITYED ASSETS AND OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES.  ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

Business Overview

   We are a small company and we offer what we believe is an end-to-end health care solution is called the Kallo Integrated Delivery System (KIDS).  Our KIDS product consists of the following 3 components:

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

Our Copyrighted Technologies:

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

Our Products in Development

   Our product portfolio includes three earlier stage products listed below, all of which highlight the broad applicability of our proprietary technologies to what we believe may offer us potential future product opportunities if market conditions allow and in that event we plan to evaluate partnership opportunities for further development and commercialization of these products.
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

Target Market

   We believe that our primary target market for the Kallo Integrated Delivery System is global with the current focus in developing countries where health care services are limited.  We have established several sales and marketing partnership agreements under "Business Associate" section either representing Kallo independently or as an organization.  We are currently in various stages of our sales cycle with more than 10 countries.

   Additionally, with the components of our KIDS solution, we are targeting markets where, if our financial resources and market conditions allow, we believe we may be able to offer complimentary services to existing health care infrastructures.  These markets include the following:

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

Intellectual Property and Research and Development

   If market conditions and our financial resources allow, we anticipate that we likely will continue our efforts in research and development through collaborations with medical faculties in Canada and the United States on an ongoing basis where our company stands to benefit from the technology ownership of the treatment or diagnostic systems developed for commercial use.

   Since 2016, we decreased our expenses relating to research and development but we anticipate that we will, if market conditions and our financial resources allow, continue our research and development work on the Mobile Clinic and Telehealth system, which we anticipate will likely be in demand in the future.
Competition

   We are a small company with limited financial and managerial resources. We compete with many larger, well-established entities in various sectors; mobile clinic and temporary medical facility manufacturers, health care equipment resellers, EMR developers, health care education providers, EMS contracted services, etc.  Our competitors tend to be focused on a component of our health care solution, but do have established histories in their particular area of expertise affording them a resource advantage. We are effectively in the start-up phase of operations and as a result, we have little or no impact upon our competition. We believe that, if market conditions and our financial resources allow, we may be able to  offer a fully integrated solution.  In the opportunities that we have been engaged in, we have not encountered a competitor that offers the full end to end solution that we are proposing to our customers.

Management's View of the Market Trend

   We are a small company with limited financial and managerial resources. We compete with many larger, well-established entities in various sectors; mobile clinic and temporary medical facility manufacturers, health care equipment resellers, EMR developers, health care education providers, EMS contracted services, etc.  Our competitors tend to be focused on a component of our health care solution, but do have established histories in their particular area of expertise affording them a resource advantage. We are effectively in the start-up phase of operations and as a result, we have little or no impact upon our competition. We believe that, if market conditions and our financial resources allow, we may be able to  offer a fully integrated solution.  In the opportunities that we have been engaged in, we have not encountered a competitor that offers the full end to end solution that we are proposing to our customers.

   Other factors include the health needs of an aging and growing population as well as the rising prevalence of chronic diseases.  The most rapid growth is expected to be in the Middle East and Africa due, in part, to population growth and efforts to expand access to care.  All figures shown above are quoted from "World Industry Outlook: Healthcare and Pharmaceuticals, The Economist Intelligence Unit, May 2104".

   In addition, of the eight Millennium Development Goals detailed by the United Nations, three of the initiatives are related to improvements in healthcare delivery.  They include Goal 4: Reduce Child Mortality, Goal 5: Improve Maternal Health, and Goal 6: Combat HIV/Aids, Malaria and Other Diseases.  These remain focus areas for global improvement.

   The challenges that we have seen in the market are primarily due to the lengthy sales cycle involved in the healthcare sector.  We have developed a detailed sales process which allows us to fully understand the customer needs prior to quoting a solution. If we are selected for the project, we intend to work through the formal approval process of multiple government ministries. This process of coordination of approvals, financing complexities and the possibility of electoral and cabinet changes creates significant forecasting challenges.

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
Employees

   As of March 8, 2018, we have four full time employees.

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

ITEM 1A.  RISK FACTORS.

   Our Common Stock is subject to a number of substantial risks, including those described below. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company's common stock should also consider the following risk factors:

Risks Related to the Ownership of the Company's Stock

   1. No Revenues from Operations & Continuing Losses; Risk of Loss & Insolvency.  During the past two fiscal years we have not generated and revenues and there can be no assurances that we will be successful in generating revenues in the future. In that respect we face all of the risks inherent in an early-stage business. We have incurred losses and there can be no assurance that we will ever achieve profitability and positive cash flow. While we believe that our business strategies are sound, there can be no assurance that our business will generate profits and positive cash flow or if we generate profits and positive cash flow, that it can be sustained. Investors should be aware that they may lose all or substantially all of their investment.  We are also insolvent since our Total Liabilities exceed our Total Assets.

   2. Limited Corporate Officers & Employees.  We have only three corporate officers, one of which is part-time and an aggregate of four employees, including our three officers.

   3. Auditor's Opinion: Going Concern & Insolvency.  Our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern since: (a) our Total Current Liabilities exceed our Total Current Assets; (b) our Total Liabilities exceed our Total Assets; and (c) we are an early-stage company and there exists only a limited history of operations. Since our Total Liabilities exceed our Total Assets, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment.

   4. Limited Financial Resources; Need for Additional Financing.  Our financial resources are minimal and we are insolvent. We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions.  Further, we have not received any commitment from any person to provide any additional financing and we cannot assure that any such commitment is forthcoming.

   5. Limited and Sporadic Trading Market for Common Stock.  Our Common Stock trades on the OTC Market on a limited and sporadic basis and there can be no assurance that a liquid trading market for our Common Stock will develop and, if it does develop, that it can be sustained.

   6. Lack of Revenues And Development Stage Company.  We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have been evaluated by any independent third party. plans have not been determined. There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

   7. Lack of Dividends & No Likelihood of Dividends. We have not paid dividends and do not contemplate paying dividends in the foreseeable future.

   8. Competition. We are an insignificant participant among firms which offer health care products and services. There are many well-established health care product and service companies which have significantly greater financial and managerial resources, technical expertise and experience than the Company. In view of our limited financial and managerial resources, we will likely be at a significant competitive disadvantage vis-a-vis our competitors.

   9. No Ability to Control.  Any person who acquires our Common Stock will have no real ability to influence or control the Company or otherwise have any ability to elect any person to our Board of Directors. Our officers, directors, and certain other persons currently control the Company and there is no likelihood that any person who acquires our Common Stock will have any real ability to influence or control the Company in any meaningful way.

   10. Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration.  Any person who acquires our common stock in any private placement should carefully review Rule 144 since any potential public resale may be limited and current broker-dealer and clearing firm requirements may make any re-sale of our common stock difficult at best.

   11. Risks of Low Priced Stocks.  Currently, our common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market.  In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the "Electronic Bulletin Board."  As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.  In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.  Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

   In general, securities are also exempt from this rule if the market price is at least $5.00 per share, or for warrants, if the warrants have an exercise price of at least $5.00 per share.  The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stocks and for trades in any stock defined as a penny stock.  The Commission has recently adopted regulations under such Act which define a penny stock to be any NASDAQ or non-NASDAQ equity security that has a market price or exercise price of less than $5.00 per share and allow for the enforcement against violators of the proposed rules.

   In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer's duties to the customer, a toll-free telephone number for inquiries about the broker/dealer's disciplinary history, and the customer's rights and remedies in case of fraud or abuse in the sale.

   Disclosure also must be made about commissions payable to both the broker/dealer and the registered representative, current quotations for the securities, and if the broker/dealer is the sole market-maker, the broker/dealer must disclose this fact and its control over the market.

   Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  While many NASDAQ stocks are covered by the proposed definition of penny stock, transactions in NASDAQ stock are exempt from all but the sole market-maker provision for (i) issuers who have $2,000,000 in tangible assets ($5,000,000 if the issuer has not been in continuous operation for three years), (ii) transactions in which the customer is an institutional accredited investor and (iii) transactions that are not recommended by the broker/dealer.  In addition, transactions in a NASDAQ security directly with the NASDAQ market-maker for such securities, are subject only to the sole market-maker disclosure, and the disclosure with regard to commissions to be paid to the broker/dealer and the registered representatives.

   Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting.  These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

   Our securities are subject to the above rules on penny stocks and the market liquidity for our securities could be severely affected by limiting the ability of broker/dealers to sell our securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

   None.

ITEM 2.  PROPERTIES.

   The executive offices of Kallo Inc. are located at 225 Duncan Mills Road, Suite 504, Toronto, Ontario, Canada, M3B 3H9, our telephone number is (416) 246-9997. This location is the office of one of our directors, who has graciously agreed to provide us use of this address and a meeting room, when needed, without charge.

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

   On October 6, 2017, Thornley Fallis Communications Inc. ("Thornley") commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Thornley for redesign of a website and public relation services. Thornley is seeking damages in the amount of Canadian $169,345 plus interest on the amounts outstanding and indemnification of the costs of the action. An amount of Canadian $134,960 has been accrued for in the financial statements of Kallo.

   While we believe that we may be successful in resolving these claims, we cannot assure that the outcome will not have a material adverse effect upon us.

ITEM 4.  MINE SAFETY DISCLOSURES.

   None.

PART II

ITEM 5.  MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

   Our shares are traded on OTC Markets under the symbol "KALO". A summary of trading by quarter for 2017 and 2016 is as follows:

Fiscal Year 2017	High Bid	Low Bid
Fourth Quarter 10-1-17 to 12-31-17	$0.0600	$0.0010
Third Quarter 7-1-17 to 9-30-17	$0.0599	$0.0060
Second Quarter 4-1-17 to 6-30-17	$0.1198	$0.0060
First Quarter 1-1-17 to 3-31-17	$0.1198	$0.0599

Fiscal Year 2016	High Bid	Low Bid
Fourth Quarter 10-1-16 to 12-31-16	$0.1198	$0.0299
Third Quarter 7-1-16 to 9-30-16	$0.0599	$0.0599
Second Quarter 4-1-16 to 6-30-16	$0.0599	$0.0587
First Quarter 1-1-16 to 3-31-16	$0.1198	$0.0060

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management believes that, if market conditions and our financial resources allow, we may be well-positioned to assist in the global focus on improving health care delivery through our solution platforms.  Global spending on health care in 2013 totaled $7.2 trillion or 10.6% of global gross domestic product.  Health spending is expected to increase an average of 5.2% a year in 2014 – 2018 to $9.3 trillion.  A number of these factors drive the increase that includes emerging market expansion, infrastructure improvements and treatment and technology advances.  Overall, we believe that if these market trends and our financial resources allow, may offer us opportunities to provide our products and services.

   There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated no revenues from our operations during the last eight years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties.  We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.  There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   For the last seven fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors. This has enabled product and business development, continued operations, and generation of customer interest. In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months.  These options include, but are not limited to, debt and equity offers to existing shareholders, debt and equity offers to independent investment professionals and through various other financing alternatives. We currently believe that if we can secure sufficient additional capital on reasonable terms and on a timely basis and if we are successful in securing at least one project that likely will enable us to continue operations for the next 12 months. There can be no guarantee that we will receive sufficient additional capital on a timely basis and on reasonable terms that will allow is to continue to remain in business.  Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require to sustain our company as a corporate entity or otherwise allow us to meet our financial obligations.
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

   Under the Supply Contract, we anticipate that we will implement an integrated healthcare delivery solution for the Republic of Guinea if our financial circumstances and market conditions allow. The components of the solution include, MobileCare, RuralCare, Hospital Information Systems, Telehealth Systems, Pharmacy Information, disaster management, air and surface patient transportation systems and clinical training.
   In 2017 the Government of Ghana initiated several discussions with us, to revisit how the Ministry of Defense – Military Hospital requirements, the Ministry of Health healthcare infrastructure requirements and the Ministry of Education Teaching Hospital infrastructure requirements can be met using the Kallo Integrated Delivery Model. The success of these discussions confirmed Ghana's continued belief in the Kallo Integrated Delivery System, as the best solution for the nations healthcare infrastructure development, which is very encouraging for our continued business in Ghana.

   On June 20, 2017, our branch office was legally registered in Ghana. A valid tax identification number was issued and this number is to be used by us in all of our anticipated business that we hope to conduct within Ghana. We have incorporated four SPVs (Special Purpose Vehicles / Companies) to oversee the various projects we seek to undertake in Ghana. The SPVs are all incorporated under the laws of Ghana as private companies. While we believe that our business plans involving Ghana are sound and may offer us significant business opportunities, we cannot assure you that we will be able to obtain sufficient financing on reasonable terms and on a timely basis that will allow us to pursue these opportunities.

   We have entered into four major concession agreements with four key governmental institutions in Ghana. We have also through our SPVs has entered into the following concession arrangements for the construction and operation of various hospital facilities in Ghana:

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

   Project Financing for the projects is being arranged by, Nova Capital Global LLC, New York, GRISSAG AG (PTY) LTD, CILA Investment Group. The risk guarantees are being provided by the African Guarantee Fund and the Multilateral Investment Guarantee Agency (MIGA), the Political Risk Insurance arm of the World Bank Group.

  In order to manage the aggressive expansion of our business, we have entered into collaboration agreements with TAHPI, an international company with expertise in Health Service Planning, Health Facility Planning, Architecture and Interior Design on 30th June 2017 and FORTA MEDICAL, an advanced off-site building methods company on 28th July 2017. FORTA offers healthcare facilities based on a fast– track modular design and construction solutions with minimal disruption to the surrounding facilities operation. Their advanced factory prefabrication helps shorten project construction timetables in a way that is not achievable with on–site building technologies. Overall, if  these collaborations are successful, they may allow us to increase our project delivery capacity and our ability to deliver projects at a higher level of complexity and thereby demonstrate the quality of our products and services.  We cannot  assureyou  that we will be successful in securing these projects and also, aty the same time, secure the financial commitments that will be needed or, if we are successful in either or both of these pursuits, that the terms and conditions will allow us to achieve profitability and positiove cash flow.

   We have also secured renewed commitment from our technology partners and technology infrastructure providers.
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

   To the extent that we are financially able, we plan to continue to develop components of Kallo Integrated Delivery System:

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

   Our overall healthcare mission is to "reach the unreached."  The end-to-end solution includes the following:

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

•	Kallo University – provides education, training and development of local resources for all aspects of the healthcare delivery which includes clinical, engineering and administration

•	Emergency Medical Services – provides ground and air ambulance vehicles for emergency patient transport

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

Sales Go-To-Market Strategy

   Our Sales Go-To-Market Strategy is segmented and we believe that it is based on the varying needs of our customers in the following three categories:

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

   Over the next twelve months, we have established  the following objectives:

1.	To follow-up completion of the financing process with financiers and the respective governments.
2.	To pursue working capital raise with financial institutions and private placements.
3.	To complete our organization restructuring and continue to build our infrastructure and resources for operations and management.

There can be no assurance that we will be successful in raising the additional capital needed to implement any one or more of the above business objectives. And in the event that we are successful in raising additional capital, there can be no assurance that any capital that is raised will be on reasonable terms. We have had some preliminary discussions with potential sources who may provide us with additional capital but we are not able to give any assurances that we will obtain the necessary capital in sufficient amounts and on reasonable terms that will allow us to achieve these objectives. Any person who acquires our Common Stock should be prepared to lose their entire investment.

Need for additional capital

   We have incurred operating losses since inception and has an accumulated deficit and a working capital deficit at December 31, 2017.  We expect to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

   We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

   To become profitable and competitive, we have to sell our products and services in sufficient volumes and with margins that may allow us to achieve profitability.  We cannot assure you or anyone that we will be successful in these efforts.

   There is no guaranty that we will obtain sufficient additional financing on a timely basis and on reasonable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Any equity financing will likely result in immediate and substantial dilution of existing stockholders.

Results of operations

December 31, 2017 compared to December 31, 2016

Revenues

   We did not generate any revenues during the year ended December 31, 2017 or 2016.  We are pursuing numerous sales opportunities.

Expenses

   During the year ended December 31, 2017 we incurred total expenses of $7,031,975, including $6,488,667 in salaries and compensation, $133,347 in professional fees, $5,520 in selling and marketing, $168,885 in interest and financing costs, $44,509 gain in change in fair value on derivative liabilities, $189,572 in foreign exchange loss and $98,216 as other general and administrative expenses, net of gain on settlement of debt of $7,723. Our professional fees consist of legal, consulting, accounting and auditing fees.

   During the year ended December 31, 2016 we incurred total expenses of $2,999,110, including $1,928,905 in salaries and compensation, $31,533 in depreciation, $96,661 in professional fees, $25,553 in selling and marketing, $323,944 in interest and financing costs, $147,970 loss in change in fair value on derivative liabilities, $104,018 in fixed asset impairment and $371,318 as other general and administrative expenses, net of $30,792 foreign exchange gain.

   The increase in our expenses for the year ended December 31, 2017 was primarily due to an increase in salaries and compensation of $4,559,762 as a result of non-cash stock-based compensation of $5,999,673 issued to management and employees, otherwise there has been a decrease in the number of employees from 2016 to 2017. There is an increase in professional fees of $36,686 as the Company caught up on all its previously late filings. Interest and financing costs decreased by $155,059 reflecting efforts by the Company to settle all third parties convertible promissory notes, which was $Nil as at December 31, 2017. The Company is operating with a minimal number of full time employees and office space until it can secure new contracts.

Net Loss

   During the year ended December 31, 2017 we incurred a net loss of $7,031,975 compared to a net loss of $2,999,110 in 2016. The main reason is the increase in salaries and compensation for the reasons discussed above.

Liquidity and capital resources

   As at December 31, 2017, we had current assets of $4,000, current liabilities of $4,330,395 and a working capital deficiency of $4,326,395. As of December 31, 2017, our total assets were $4,000 in prepaid expenses and our total liabilities were $4,330,395 comprised of $3,362,802 in accounts payable and accrued liabilities, loans payable of $17,827 and convertible loans payable of $949,766.

   Cash used in operating activities amounted to $261 during fiscal 2017, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

   There was no cash used in investing activities.

   Cash provided by financing activities during the year amounted to $261 and represented mainly proceeds from short term loans payable.

   As of December 31, 2017, our Total Liabilities exceeded our Total Assets band we were insolvent.
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Kallo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kallo Inc. and its subsidiary (collectively, the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP www.malonebailey.com
We have served as the Company's auditor since 2014. Houston, Texas
April 16, 2018

KALLO INC.
Consolidated Balance Sheets
As at December 31, 2017 and 2016
(Amounts expressed in US dollars)

ASSETS	2017	2016
Current Assets:
Prepaid expenses	$4,000	$57,011
Total Current Assets	4,000	57,011

TOTAL ASSETS	$4,000	$57,011

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Bank overdraft	$-	$211
Accounts payable and accrued liabilities	3,362,802	2,731,879
Derivative liabilities	-	270,581
Convertible promissory notes, net of discount of $NIL and $8,872 respectively	-	324,586
Convertible loans payable – third parties	215,520	191,510
Short term loans payable	17,827	16,215
Convertible loans payable – related parties	734,246	615,163
Deferred lease inducement	-	1,260
Total Current Liabilities	4,330,395	4,151,405
TOTAL LIABILITIES	4,330,395	4,151,405

Commitments and Contingencies

Stockholders' Deficiency:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,135,699,249 and 13,497,905 shares issued and outstanding respectively.	11,357	135
Additional paid-in capital	41,435,879	31,046,675
Assignment of liabilities	(3,600,452)	-
Accumulated deficit	(42,174,129)	(35,142,154)

Total Stockholders' Deficiency	(4,326,395)	(4,094,394)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,000	$57,011

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2017	2016

Operating Expenses
General and administration	6,720,230	2,396,884
Selling and marketing	5,520	25,553
Impairment of assets	-	104,018
Depreciation	-	31,533
Operating loss	(6,725,750)	(2,557,988)

Interest and financing costs	(168,885)	(323,944)
Change in fair value of derivative liabilities	44,509	(147,970)
Foreign exchange gain (loss)	(189,572)	30,792
Gain on settlement of debt	7,723	-

Net loss	$(7,031,975)	$(2,999,110)

Net loss per share - Basic and diluted	$(0.01)	$(0.24)

Weighted average number of shares outstanding - Basic and diluted	732,384,815	12,278,206

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
Consolidated Statements of Changes in Stockholders' Deficiency
(Amounts expressed in US dollars)

							Deficit
							Accumulated
	Preferred Stock		Common Stock		Additional	Assignment	During the	Total
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	Equity (Deficit)

Balance December 31, 2015	95,000,000	$950	9,413,985	$94	$30,381,065	$-	$(32,143,044)	$(1,760,935)
Shares issued to directors and employees	-	-	7,475,000	75	448,425	-	-	448,500
Shares issued for debt conversion	-	-	4,083,920	41	217,110	-	-	217,151
Cancellation of shares issued to directors and employees	-	-	(7,475,000)	(75)	75	-	-	-
Net Loss	-	-	-	-	-	-	(2,999,110)	(2,999,110)
Balance December 31, 2016	95,000,000	950	13,497,905	135	31,046,675	-	(35,142,154)	(4,094,394)
Shares issued to directors and employees	-	-	628,000,000	6,280	5,836,697	-	-	5,842,977
Shares issued for debt conversion	-	-	1,201,344	12	60,942	-	-	60,954
Shares issued to FE Pharmacy Inc.	-	-	475,000,000	4,750	4,130,287	(4,135,037)	-	-
Shares issuable for consulting services	-	-	18,000,000	180	156,516	-	-	156,696
Unissued shares for consulting services reclassified to liability	-	-	-	-	(156,435)	-	-	(156,435)
Reclassification of shares for consulting services to equity	-	-	-	-	361,197	-	-	361,197
Cash settlement of liabilities	-	-	-	-	-	534,585	-	534,585
Net Loss	-	-	-	-	-	-	(7,031,975)	(7,031,975)
Balance December 31, 2017	95,000,000	$950	1,135,699,249	$11,357	$41,435,879	$(3,600,452)	$(42,174,129)	$(4,326,395)

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,031,975)	$(2,999,110)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	31,533
Stock-based compensation	5,999,673	448,500
Impairment of assets	-	104,018
Impairment of prepaid expenses	32,747	-
Amortization of debt discount	8,872	120,635
Deferred lease inducement	(1,260)	(14,120)
Change in fair value of derivative liabilities	(44,509)	147,970
Gain on settlement of debt	(7,723)	-
Interest and penalties on promissory notes	158,033	201,642
Unrealized foreign exchange gains	188,902	7,244
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses	21,264	95,875
Increase (Decrease) in accounts payable and accrued liabilities	675,715	1,526,965
NET CASH USED IN OPERATING ACTIVITIES	(261)	(328,848)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans payable	472	-
Proceeds from other convertible notes (2016 - $268,311 from related parties)	-	323,667
Change in bank indebtedness	(211)	211
NET CASH PROVIDED BY FINANCING ACTIVITIES	261	323,878

Effect of exchange rate changes on cash	-	(28)

NET DECREASE IN CASH	-	(4,998)
CASH
Beginning of year	-	4,998
End of year	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$-	$-
Interest paid	-	-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to related party for current and future settlement of accounts payable and convertible debts	$4,135,037	$-
Settlement of promissory notes and accounts payable by FE Pharmacy Inc.	534,585	-
Conversion of promissory notes into common shares	60,954	217,151
Convertible loan payable for expenses paid directly by lender	27,151	5,434
Unissued shares for consuting services reclassified to liability	156,435	-
Reclassification of shares for consulting services to equity	361,197	-

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 1 - BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at December 31, 2017. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Earnings Per Share

The Company computes basic net loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the period by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the years ended December 31, 2017 and 2016, basic and diluted losses per share are the same for both years.

Use of Estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Key estimates include the fair value of common stock issued for services received by the Company, valuation of financial instruments, measurement of non-monetary transactions and provision for penalties and interest on estimated payroll tax liabilities.

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

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
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

In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2011 through 2017 are subject to examination. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
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

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Fair Value of Financial Instruments (continued)

The following is a summary of our financial instruments that are accounted for at fair value by level within the fair value hierarchy at December 31, 2017 and 2016:

December 31, 2017
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$-	$-	$-	$-

December 31, 2016
	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liabilities	$-	$-	$270,581	$270,581

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
December 31, 2017 and 2016
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

Revenue recognition

Revenue will be recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery or performance has occurred; the sales price is fixed or determinable; and collection is reasonably assured.

Professional service revenue will primarily consist of the fees the Company earns related to installation and consulting services. The Company will recognize revenue from professional services upon delivery or completion of performance.

Training services will be recognized upon delivery of the training.

There were no revenues during 2017 and 2016.

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

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were $Nil during the years ended December 31, 2017 and 2016.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods or a cumulative effect approach. The Company intends to apply the amendment retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application but does not expect it will have a material impact on the consolidated financial statements as there were insignificant revenues in the past.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2015-14"). Under the new standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management's plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management's plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. ASU 2016-15 is effective for the Company in the first quarter of 2018 and early adoption is permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is evaluating the impact of this guidance on its consolidated statement of cash flows.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Recently Adopted Accounting Pronouncements (continued)

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 will be applied prospectively to awards modified on or after the adoption date. ASU 2017-09 is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements.

NOTE 3 – CAPITAL STOCK

Common Stock

During the year ended December 31, 2017, the holders of promissory notes converted the principal and the related interest outstanding of $39,644 into 1,201,344 shares.  The fair value of the derivative liability associated with the notes that were converted, $21,310 was reclassified to equity upon conversion.  Therefore the Company recorded $60,954 in conjunction with the conversions.

On April 18, 2017, the Board of Directors approved a reverse stock split of the authorized and outstanding shares of common stock on a 1 for 600 basis, after which, the authorized number of common stock will decrease from 15,000,000,000 to 25,000,000. After the completion of the reverse stock split, the Board of Directors approved the increase of the authorized number of common stock from 25,000,000 to 1,150,000,000. FINRA approved the reverse stock split in December 2017 and 9,907,548,954 common shares outstanding as at December 19, 2017 were replaced by 16,512,582 post reverse stock split common shares.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company's outstanding indebtedness as at April 7, 2017. Because the 475,000,000 shares were issued before the approval by FINRA of the reverse stock split, the 475,000,000 shares issued during the quarter ended June 30, 2017 were reduced to 791,667 when the reverse stock split became effective and 474,208,333 additional post reverse stock split shares were issued on December 27, 2017 to make them whole again. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2017, the assignment of liabilities amount has been reduced by $332,000 cash settlement of convertible promissory notes and $202,585 cash settlement of accounts payable.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK (continued)

Common Stock (continued)

On May 25, 2017, the Company approved the issuance of 595,000,000 post reverse stock split common stock valued at $5,179,678 to various directors and employees as compensation for services rendered and the issuance of 16,000,000 post reverse stock split common stock valued at $139,285 to the controlling shareholder of FE Pharmacy Inc. and a related party as compensation for services rendered and for nominal cash. On July 5, 2017, the Company approved the issuance of 2,000,000 post reverse stock split common stock valued at $17,411 to a party related to the controlling shareholder of FE Pharmacy Inc. as compensation for services rendered. Because the 613,000,000 shares were issued before the approval by FINRA of the reverse stock split, the 613,000,000 shares were reduced to 1,021,667 when the reverse stock split becomes effective and 611,978,333 additional post reverse stock split shares were issued on December 27, 2017 to make them whole again. It was determined that the unissued shares relating to the compensation for services to the consultant and controlling shareholder of FE Pharmacy Inc. was a derivative under ASC 815 and therefore the related amount of $156,435 was shown as a liability for issuable shares on the Consolidated Balance Sheet pending issuance. When the remaining shares were finally issued on December 19, 2017, they were revalued, based on quoted price, to $361,197 and reclassified from liability for issuable shares to Additional Paid-In Capital and resulted in a derivative loss of $204,762.

On December 19, 2017, the Company approved the issuance of 33,000,000 post reverse stock split common stock valued at $663,299 to various directors and employees as compensation for services rendered.

During 2016, the holders of promissory notes converted the principal and the related interest outstanding of $128,928 into 4,083,920 shares. The fair value of the derivative liability associated with the notes that were converted, $88,223 was reclassified to equity upon conversion. Therefore the Company recorded $217,151 in conjunction with the conversions. During the quarter ended June 30, 2016, the Board of Directors approved the issuance of 7,475,000 common shares valued at $448,500 to various employees and directors as compensation for services rendered. On September 12, 2016, the Company rescinded its decision to issue the 7,475,000 common shares to various directors and employees.

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

During 2017 and 2016, the Company did not issue any Preferred Class shares.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2017, 625,000,000 shares (2016 – 6,291,667) were issued to directors of the Company as stock-based compensation and were valued, using the market closing price on the date of the grant, at $5,816,861 (2016 - $377,500). The 6,291,667 shares to be issued to the directors during 2016 were subsequently rescinded and not issued.

On May 25, 2017, 16,000,000 shares valued at $139,285 were issued to the controlling shareholder of FE Pharmacy Inc. and a related party as compensation for services rendered and for nominal cash. On July 5, 2017, 2,000,000 shares valued at $17,411 were issued to a party related to the controlling shareholder of FE Pharmacy Inc. as compensation for services rendered. Because the 18,000,000 shares were issued before the approval by FINRA of the reverse stock split, the 18,000,000 shares were reduced to 30,000 when the reverse stock split becomes effective and 17,970,000 additional post reverse stock split shares were issued on December 19, 2017 to make them whole again, resulting in an increase in the original valuation of $204,762.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 shares of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company's outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issued to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2017, the assignment of liabilities amount has been reduced by $332,000 cash settlement of convertible promissory notes and $202,585 cash settlement of accounts payable. Subsequent to December 31, 2017, there were additional cash settlement of accounts payable of $24,086 which reduced the assignment of liabilities amount.

During 2016, $268,311 was received from a director and an affiliate of the Company and is included in the convertible loans payable to related parties. At December 31, 2017, $734,246 (2016 - $615,173), including accrued interest, was owing to the two related parties.

Included in accounts payable and accrued liabilities is an amount of $667,239 (2016 - $306,664) due to directors and officers of the Company as at December 31, 2017.

NOTE 5 – EQUIPMENT
	2017	2016
Computer equipment under capital lease	$-	$223,683
Nexus computer equipment under capital lease	-	42,023
Computer equipment	-	50,724
Computer software	-	37,210
Hardware & Installation	-	10,128
Office furniture and equipment	-	27,739
Leasehold improvement	-	55,072
Medical Equipment	-	13,274
Clinical Command Center	-	15,790
Infrastructure	-	7,911
Total Equipment	-	483,554
Less accumulated depreciation	-	(379,536)
Less impairment	-	(104,018)
Equipment – net	$-	$-
Depreciation expense during 2017 and 2016 were $Nil and $31,533 respectively. Impairment on fixed assets during 2017 and 2016 were $Nil and $104,018.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 6 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes were unsecured and bore interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes. The Holders of the Notes could, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the agreed conversion price per share.  There were no remaining notes outstanding as of December 31, 2017.

A summary of the promissory notes is as follows:
	2017	2016
Balance as at Beginning of Period	$324,586	$229,377
Interest and penalties	45,909	103,502
Converted into shares	(39,644)	(128,928)
Settled by FE Pharmacy Inc. in cash	(332,000)	-
Amortization of debt discount	8,872	120,635
Gain on settlement	(7,723)	-
Balance as at end of period	-	324,586
Convertible notes – short term	-	(324,586)
Convertible notes – long term	$-	$-

The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the conversion option does not meet the criteria for classification in stockholders' equity.  Therefore, derivative accounting is applicable for the conversion option.

During the year 2016, there were no new promissory notes but there were additions due to accrued interest and penalties. On December 31, 2016, all the derivative liabilities were valued at $270,581 which resulted in a loss in fair value of $147,970 for the year ended December 31, 2017. The debt discounts were amortized over the terms of the respective Notes and were $120,635 at December 31, 2017 and, together with interest and penalties of $103,502 on the promissory notes, were included in net finance charge of $323,944 for the year ended December 31, 2016 in the consolidated statement of operations. The fair value of the embedded conversion feature was estimated at the end of each quarterly reporting period using the Multinomial lattice model.

During the year 2017, there were no new promissory notes but there were additions due to accrued interest and penalties. The debt discounts were amortized over the terms of the respective Notes and were $8,872 at December 31, 2017 and, together with interest and penalties of $45,909 on the promissory notes, were included in net finance charge of $168,885 for the year ended December 31, 2017 in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model. Revaluations of the derivative liabilities and their subsequent extinguishment resulted in change in fair value of $249,271 during the year ended December 31, 2017. Some convertible promissory notes were also cash settled for $332,000 by FE Pharmacy Inc. resulting in a gain on settlement of debt of $7,723.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 6 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

The key assumptions for the valuation of the derivative liability during the year were as follows:

•	The notes convert with an initial conversion price of 55%-75% of the average or low of the close or bid prices over the 15-25 previous days.

•	The projected annual volatility curve for each valuation period was based on the historical annual volatility of the company in the range 117% - 264%.

•	The holder would automatically convert the note at the maximum of 2 times the conversion price.

•	Full Reset events are projected to occur quarterly generating a projected conversion prices at 125% of market.

The following table illustrates the fair value adjustments that were recorded related to the level 3 derivative liabilities, associated with the convertible promissory notes:

	2017	2016
Fair value as at Beginning of Year	$270,581	$210,834
Elimination associated with conversion and settlement of promissory notes	(21,310)	(88,223)
Change in fair value loss (gain)	(249,271)	147,970
Fair value as at End of Year	$-	$270,581

As discussed in Note 3, during 2017, a loss of $204,762 was recognized on the liability for issuable shares. This resulted in a net derivative gain of $44,509 during 2017.

NOTE 7 – CONVERTIBLE LOANS PAYABLE

	2017	2016

Convertible promissory note bearing interest at 15% per annum - third party	$215,520	$191,510
Convertible promissory note bearing interest at 15% per annum – related party	734,246	615,163
	$949,766	$806,673

During the year ended December 31, 2017, $Nil (2016 - $323,667) was received in cash and $27,151 was paid directly by the lender for expenses resulting in Convertible loans payable which bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes from the debt offering is $949,766, including accrued interest, of which $734,246 is to from related parties. Interest of $112,125 on the convertible loans payable are included in net finance charge of $168,885 for the year ended December 31, 2017 included in the consolidated statement of operations. $919,218 of the above convertible loans payable were in default as at December 31, 2017.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 8 – SHORT TERM LOANS PAYABLE
	2017	2016

Non-interest bearing short term funding from third parties	$17,827	$16,215
	$17,827	$16,215

As at December 31, 2017, the balance of $17,827 (2016 - $16,215) represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $21,772 which is subject to revaluation at the end of each period end.

NOTE 9 – INCOME TAXES

The Company had no income taxes payable at December 31, 2017 and 2016.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2017	2016
Net loss for the year	$(7,031,975)	$(2,999,110)
Effective statutory rate	34%	34%
Expected tax recovery	$(2,390,871)	$(1,019,697)
Net effects of non deductible and allowable items	2,115,233	254,917
Change in valuation allowance	275,638	764,780
	$-	$-

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company's deferred income tax assets and liabilities consist of the following:

	2017	2016
Net operating loss carry forward	$3,602,486	$5,525,126
Equipment	65,669	138,154
Valuation allowance	(3,668,155)	(5,663,280)
Deferred tax assets, net of valuation allowance	$-	$-

Net operating loss carry forwards totaled approximately $17,155,000 at December 31, 2017. The net operating loss carry forwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2017 due to uncertainty of realizing the deferred tax assets. Utilization of the Company's net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382. Tax years 2011 through 2017 remain open to examination by tax authorities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act, which establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018.

KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Commitments

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

 KALLO INC.
Notes to Consolidated Financial Statements
December 31, 2017 and 2016
(Amounts expressed in US dollars)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

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

On October 6, 2017, Thornley Fallis Communications Inc. ("Thornley") commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Thornley for redesign of a website and public relation services. Thornley is seeking damages in the amount of Canadian $169,345 plus interest on the amounts outstanding and indemnification of the costs of the action. An amount of Canadian $134,960 has been accrued for in the financial statements of Kallo.

There is also a claim by Commercial Credit Adjusters on behalf of Northwest Company for payment of Canadian $34,000. An amount of Canadian $26,515 has been accrued for in the financial statements of Kallo. Negotiations are in process for the settlement of this debt for a lump sum.

Canada Revenue Agency has assessed the Company for Canadian $360,400 representing unremitted employee source deductions, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc.under the terms of the agreement mentioned in Note 3.

NOTE 11 - SUBSEQUENT EVENTS
During January to March 2018, FE Pharmacy, Inc. Settled Kallo's accounts payable for a total of $24,184

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

   Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2017. Material weakness identified included:

*	Lack of segregation of duties
*
Insufficient controls over the financial close process and preparation of the financial statements identified by the auditors during the audit of the company's financial statements for the year ended December 31, 2017.

   We will begin to take steps to remedy the foregoing material weaknesses, including hiring a VP of Finance to oversee the accounting and financial reporting process, after the Company is up to date on all its filings.

Changes in Internal Controls

   There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

   The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Cecil	54	President, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer
255 Duncan Mill Road, Unit 504 Toronto, Ontario Canada M3B 3H9

Lloyd A. Chiotti	69	Chief Operating Officer and Director
255 Duncan Mill Road, Unit 504 Toronto, Ontario Canada M3B 3H9

Samuel R Baker	82	Secretary and a Director
255 Duncan Mill Road, Unit 504 Toronto, Ontario Canada M3B 3H9

Background of officers and directors

John Cecil – President, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

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

Section 16(a) of the Securities Exchange Act of 1934

   Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock.  Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2016, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Summary Compensation Table
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)[1]	($)	(S)	($)	($)	($)
John Cecil	2017	169,618	0	4,681,063	0	0	0	0	4,850,681
Chairman & CEO	2016	161,907	0	225,000	0	0	0	0	386,907

Samuel Baker	2017	0	0	295,344	0	0	0	0	295,344
Secretary	2016	0	0	42,500	0	0	0	0	42,500

Lloyd Chiotti	2017	136,541	0	840,454	0	0	0	0	976,995
Director & EVP	2016	130,334	0	110,000	0	0	0	0	240,334

[1]
During the year ended December 31, 2017, 625,000,000 common shares were approved for issuance to directors and officers for a total amount of $5,816,861 of which $NIL was contributed as cash by them and $5,816,861 was to be granted to them as stock-based compensation.

   The number of shares approved for issuance as compensation to each named executive officer for the year ended December 31, 2017 was as follows:

•	John Cecil – 505,000,000 common shares issuable as compensation valued at $4,681,063
•	Samuel Baker – 30,000,000 common shares issuable as compensation valued at $295,344
•	Lloyd Chiotti – 90,000,000 common shares issuable as compensation valued at $840,454

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

Name and Address Beneficial Owner [1]	Number of Common Shares Owned	Percentage of Ownership	Number of Preferred Shares Owned	Percentage of Ownership
John Cecil [2]	507,756,028	44.71%	70,000,000	73.69%
255 Duncan Mill Road, Unit 504 Toronto, Ontario Canada M3B 3H9

Lloyd Chiotti	91,370,917	8.05%	5,000,000	5.26%
255 Duncan Mill Road, Unit 504 Toronto, Ontario Canada M3B 3H9

Samuel Baker [3]	30,546,508	2.69%	-	0.00%
255 Duncan Mill Road, Unit 504 Toronto, Ontario Canada M3B 3H9

All Officers and Directors as a Group (3 persons)	629,673,453	55.45%	75,000,000	78.95%

[1]
The persons named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]	Includes 32,670 shares of common stock owned by family members of John Cecil.
[3]	Includes 667 shares of common stock owned by family members of Samuel Baker.
[4]	Each preferred share is entitled to 100 votes.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   During the year ended December 31, 2017, 505,000,000 commons shares, 90,000,000 common shares and 30,000,000 common shares were issued respectively to John Cecil, Lloyd Chiotti and Samuel Baker, as stock based compensation and were valued at $4,681,063, $840,454 and $295,344 respectively.

   As at December 31, 2017, we owe our officers and directors $667,239 in accounts payable and accrued liabilities.

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

2017	$62,810	MaloneBailey LLP
2016	$49,530	MaloneBailey LLP

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey LLP

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:
2017	$0	MaloneBailey, LLP
2016	$0	MaloneBailey LLP

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2017	$0	MaloneBailey LLP
2016	$0	MaloneBailey LLP

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/29/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.9	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.10	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.11	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.12	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.13	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.14	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.15	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.16	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.17	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.18	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.19	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.20	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.21	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.22	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.23	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.24	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.25	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.26	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.27	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.28	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.	10-K	4/14/16	23.1

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2018.

KALLO INC.

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer,	April 16, 2018
John Cecil	Principal Financial Officer and the Chairman of Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	April 16, 2018
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI Lloyd A. Chiotti	Chief Operating Officer and member of the Board of Directors	April 16, 2018

EXHIBITS INDEX.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/29/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.9	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.10	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.11	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.12	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.13	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.14	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.15	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.16	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.17	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.18	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.19	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.20	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.21	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.22	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.23	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.24	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.25	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.26	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.27	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.28	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.	10-K	4/14/16	23.1

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X