Form 10-Q
period 2018-03-31
Kallo Inc.
filed 2018-05-01
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

225 Duncan Mills Road
Suite 504
Toronto, Ontario
Canada M3B 3H9
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
Emerging Growth Company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,135,699,249 as of May 1, 2018.

PART I – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	March 31,	December 31,
ASSETS	2018	2017
Current Assets:
Prepaid expenses	$4,000	$4,000
Total Current Assets	4,000	4,000

TOTAL ASSETS	$4,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$3,373,071	$3,362,802
Convertible loans payable – third parties	221,647	215,520
Short term loans payable	17,359	17,827
Convertible loans payable – related parties	755,560	734,246
Total Current Liabilities	4,367,637	4,330,395
TOTAL LIABILITIES	4,367,637	4,330,395

Commitments and Contingencies

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,135,699,249 and 1,135,699,249 shares issued and outstanding, respectively	11,357	11,357
Additional paid-in capital	41,435,879	41,435,879
Assignment of liabilities	(3,571,366)	(3,600,452)
Accumulated deficit	(42,240,457)	(42,174,129)

Total Stockholders' Deficiency	(4,363,637)	(4,326,395)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,000	$4,000

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Operating Expenses
General and administration	$122,820	$226,773
Selling and marketing	-	503
Operating loss	(122,820)	(227,276)

Interest and financing costs	(27,442)	(58,393)
Change in fair value on derivative liabilities	-	3,335
Foreign exchange (loss) gain	83,934	(29,451)

Net Loss	$(66,328)	$(311,785)

Basic and diluted net loss per share	$(0.00)	$(0.02)

Weighted average shares used in calculating
Basic and diluted net loss per share	1,135,699,249	14,212,931

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(66,328)	$(311,785)
Adjustment to reconcile net loss to cash used in operating activities:
Change in fair value on derivative liabilities	-	(3,335)
Interest and penalties	27,441	50,219
Deferred lease inducement	-	(1,260)
Amortization of debt discount	-	6,194
Unrealized foreign exchange (gain) loss	(85,063)	8,134
Changes in operating assets and liabilities:
Decrease in prepaid expenses and deposit	-	21,263
Increase in accounts payable and accrued liabilities	123,950	230,348
NET CASH USED IN OPERATING ACTIVITIES	-	(222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	-	189
Increase in bank indebtedness	-	33
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	222

Effect of exchange rate changes on cash	-	-

NET (DECREASE) INCREASE IN CASH	-	-
CASH - BEGINNING OF PERIOD	-	-
CASH - END OF PERIOD	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes into common shares	$-	$60,954
Convertible loan payable for expenses paid directly by lender	-	22,346
Settlement of accounts payable by FE Pharmacy, Inc.	29,086	-

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2018
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at March 31, 2018. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes, which are included as part of the Company's Form 10-K filed with the SEC for the year ended December 31, 2017.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended December 31, 2017 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date will be the first quarter of fiscal year 2018 using one of two retrospective application methods or a cumulative effect approach. The Company applied the amendment retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application but it did not have a material impact on the consolidated financial statements as there were insignificant revenues in the past.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2018
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

During the three months period ended March 31, 2018, there were no movements in share capital issued and outstanding.

On April 18, 2017, the Board of Directors approved a reverse stock split of the authorized and outstanding shares of common stock on a 1 for 600 basis, after which, the authorized number of common stock decreased from 15,000,000,000 to 25,000,000. After the completion of the reverse stock split, the Board of Directors approved the increase of the authorized number of common stock from 25,000,000 to 1,150,000,000. FINRA approved the reverse stock split in December 2017. The common share and per common share data in these financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for all periods presented.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company's outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the quarter ended March 31, 2018, the assignment of liabilities amount has been reduced by $29,086 cash settlement of accounts payable.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is an amount of $726,078 (December 31, 2017 - $667,239) due to directors of the Company as at March 31, 2018.

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	March 31, 2018	December 31, 2017

Convertible promissory notes bearing interest at 15% per annum – third party	$221,647	$215,520
Convertible promissory notes bearing interest at 15% per annum – related parties	755,560	734,246
	$977,207	$949,766

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes from this debt offering is $977,207, including accrued interest, of which $755,560 is to from related parties. Interest of $27,441 on the convertible loans payable are included in net finance charge for the period ended March 31, 2018 included in the consolidated statement of operations. $972,402 of the above convertible loans payable were in default as at March 31, 2018.

KALLO INC.
Notes to Consolidated Financial Statements
March 31, 2018
(Amounts expressed in US dollars)
(Unaudited)

NOTE 6 – SHORT TERM LOANS PAYABLE
	March 31, 2018	December 31, 2017

Non-interest bearing short term funding from third parties	$17,359	$17,827
	$17,359	$17,827

As at March 31, 2018, the balance of $17,359 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $22,016 which is subject to revaluation at the end of each quarter.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

After March 31, 2018, accounts payable for a total of $9,774 were settled in cash by FE Pharmacy Inc. under the agreement mentioned in Note 3.

As used herein, the term "we," "us," "our," and the "Company" refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS.  IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS "ESTIMATED," "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING,  BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS.  NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED.  ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY  HAS LIMITYED ASSETS AND OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES.  ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS.  WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

We are a small company and we are insolvent. There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated no revenues from our operations during the last eight years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On January 23, 2014, we announced the signing of a US$200,000,925 (Two Hundred million nine hundred and twenty-five US dollars) Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea.  On April 14, 2015, the Minister of Health and Public Hygiene, in a letter confirmed the selection of Kallo Inc., as supplier pursuant to the MobileCare TM Supply Contract, to design and build specialized hospitals in the regions of Conakry, Kindia, Labe, Kankan and Nzerekore, and asked Kallo to mobilize its technical teams for site visits to engage in preliminary studies for the construction of these hospitals. No equipment has been sold under the terms of this supply contract, nor is there any assurance any equipment will be sold thereunder.

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

In 2017 the Government of Ghana initiated several discussions with us, to revisit how the Ministry of Defense – Military Hospital requirements, the Ministry of Health healthcare infrastructure requirements and the Ministry of Education Teaching Hospital infrastructure requirements can be met using the Kallo Integrated Delivery Model. The success of these discussions confirmed Ghana's continued belief in the Kallo Integrated Delivery System, as the best solution for the nation's healthcare infrastructure development, which is very encouraging for our continued business in Ghana.

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

We have entered into four major concession agreements with four key governmental institutions in Ghana. We have also, through our SPVs, entered into the following concession arrangements for the construction and operation of various hospital facilities in Ghana:

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

We are also having very active discussions with other neighboring countries in Africa such as Niger, South Africa, and Nigeria for further expansion of our businesses in the region. However, we cannot assure you that our discussions will result in agreements that will allow us to achieve and maintain profitability and positive cash flow.

In 2017, we have also initiated project negotiations in Canada with two First Nations Groups to provide innovative solutions to increase accessibility and monitoring and management of medication from prescription to consumption with direct reporting to the provincial ministries.

Project Financing for the projects is being arranged by CILA Investments, AGGELOS CAPITAL Investment Banking Ltd and GRISSAG AG (PTY) LTD and the risk guarantees are being provided by the African Guarantee Fund and the Multilateral Investment Guarantee Agency (MIGA), the Political Risk Insurance arm of the World Bank Group. This financing has not closed yet and there is no guarantee that financial close will be achieved.

If market conditions and our financial resources allow, we may be able to expand our business. To that end, we have entered into collaboration agreements with TAHPI, an international company with expertise in Health Service Planning, Health Facility Planning, Architecture and Interior Design on 30th June 2017 and FORTA MEDICAL, an advanced off-site building methods company on 28th July 2017. FORTA offers healthcare facilities based on a fast– track modular design and construction solutions with minimal disruption to the surrounding facilities operation. Their advanced factory prefabrication helps shorten project construction timetables in a way that is not achievable with on–site building technologies. Overall, if these collaborations are successful, they may allow us to increase our project delivery capacity and our ability to deliver projects at a higher level of complexity and thereby demonstrate the quality of our products and services.  We cannot assure you that we will be successful in securing these projects and also, aty the same time, secure the financial commitments that will be needed or, if we are successful in either or both of these pursuits, that the terms and conditions will allow us to achieve profitability and positiove cash flow.

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

To the extent that we are financially able and if circumstances allow, we plan to continue to develop components of Kallo Integrated Delivery System:

Kallo Integrated Delivery System (KIDS)
●
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

●
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

Our overall healthcare mission is to "reach the unreached".  The end-to-end solution includes the following:

●
Global response center – located in the Kallo headquarters in Canada, this is the escalation point for the coordination of delivery of Telehealth and eHealth support. It consists of both the Clinical Command Center and the Administrative Command Center.

--

●
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

●	Kallo University – provides education, training and development of local resources for all aspects of the healthcare delivery which includes clinical, engineering and administration.

●	Emergency Medical Services – provides ground and air ambulance vehicles for emergency patient transport.

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

Need for additional capital

We have incurred operating losses since inception and has an accumulated deficit and a working capital deficit at March 31, 2018. We expect to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2018 or 2017 and there can be no guarantee that we will generate any revenues in the near future or, if we do generate any revenues that we can do so at a level that will allow us to achieve profitability and positive cash flow or both of them..

Expenses

During the three months ended March 31, 2018 we incurred total expenses of $66,328, including $101,945 in salaries and compensation, $17,155 in professional fees, $27,442 in interest and financing costs, $83,934 in gain on foreign exchange and $3,720 as other expenses whereas during the three months ended March 31, 2017 we incurred total expenses of $311,785, including $177,865 in salaries and compensation, $58,393 in interest and financing costs, $29,451 in loss on foreign exchange and $49,411 as other expenses, net of $3,335 in gain in fair value of derivative liabilities.

The decrease in our total expenses for the three months ended March 31, 2018 from the comparative period is mainly due to a decrease in salaries and compensation of $75,920, a decrease in interest and financing costs of $30,951, a positive change in foreign exchange of $113,385 due to appreciation of the US dollar vis a vis the Canadian dollar and a decrease in other expenses of $25,201.

The Company is operating with a minimal number of full time employees and office space until it can secure new contracts.

Net Loss

During the three months ended March 31, 2018 we did not generate any revenues and incurred a net loss of $66,328 compared to a net loss of $311,785 during the same period in 2017. The main reasons were the decrease in salaries and compensation, interest and financing costs and foreign exchange for the reasons discussed above.

Liquidity and capital resources

At March 31, 2018, the Company had current assets of $4,000 and current liabilities of $4,367,637, indicating working capital deficiency of $4,363,637. As of March 31, 2018, our total assets were $4,000 in prepaid expenses and our total liabilities were $4,367,637 comprised of $3,373,071 in accounts payable and accrued liabilities, convertible loans payable of $977,207 and short term loans of $17,359.

Cash used in operating activities amounted to $Nil during the three months ended March 31, 2018, primarily as a result of the net loss offset by non-cash items and various changes in operating assets and liabilities.

There was no cash from investing or financing activities during the three months period ended March 31, 2018.

As of March 31, 2018, our total liabilities exceeded our total assets because we were insolvent.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during the audit as well as insufficient controls over the financial close process and preparation of the financial statements.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

6.  Lack of Revenues And Development Stage Company.  We have no history of generating Sales Revenues and we cannot assure that we will generate any Sales Revenues in the future or, if we do, that we can achieve Sales Revenues at a level that will allow us to also achieve and maintain profitability and positive cash flow. We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have been evaluated by any independent third party. plans have not been determined. There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

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

ITEM 6.   EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger	8-K	1/21/11	2.1

3.1	Articles of Incorporation	SB-2	3/05/07	3.1

3.2	Bylaws	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015)	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Samuel Baker	8-K	2/22/11	10.4

10.8	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.9	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.10	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.11	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.12	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.13	2011 Non-Qualified Stock Option Plan	S-8	6/27/11	10.1

10.14	Multimedia Contractual Agreement with David Miller	8-K	10/28/11	10.1

10.15	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.16	Independent Contractor Agreement with Savers Drug Mart	8-K	1/26/12	10.1

10.17	2012 Non-Qualified Stock Option Plan	S-8	9/06/12	10.1

10.18	Memorandum of Offering with Ministry of Health of Republic of Ghana	S-1/A-3	6/26/13	10.32

10.19	Addendum to Investment Agreement with Kodiak	S-1/A-4	7/31/13	10.33

10.20	Second Addendum to Investment Agreement with Kodiak	S-1	8/25/14	10.34

10.21	Email from Kodiak	S-1/A-1	9/24/14	10.35

10.22	Email from Kodiak	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter	10-K	4/15/08	99.2

99.3	FCPA Code	S-1	8/25/14	99.3

99.4	Letter from Ministry of Health	8-K	6/08/15	99.2

99.5	Letter from Minister of Health and Public Hygiene	8-K	6/24/15	99.2

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of May, 2018.

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