Form 10-Q
period 2018-06-30
Kallo Inc.
filed 2018-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

225 Duncan Mills Road,
Suite 504
Toronto, Ontario
Canada M3B 3H9
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑    NO ☐ 

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,135,699,249 as of November 1, 2018.

KALLO INC.
JUNE 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2018	2017
Current Assets:
Prepaid expenses	$3,000	$4,000
Total Current Assets	3,000	4,000

TOTAL ASSETS	$3,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	3,320,387	3,362,802
Convertible loans payable – third parties	227,842	215,520
Short term loans payable	17,006	17,827
Convertible loans payable – related parties	777,112	734,246
Total Current Liabilities	4,342,347	4,330,395
TOTAL LIABILITIES	4,342,347	4,330,395

Commitments and Contingencies (Note 7)

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,135,699,249 and 1,135,699,249 shares issued and outstanding, respectively.	11,357	11,357
Additional paid-in capital	41,435,879	41,435,879
Assignment of liabilities	(3,462,545)	(3,600,452)
Accumulated deficit	(42,324,988)	(42,174,129)

Total Stockholders' Deficiency	(4,339,347)	(4,326,395)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,000	$4,000

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating Expenses
General and administration	$121,909	$5,423,306	$244,729	$5,650,079
Selling and marketing	4	2,437	4	2,940
Operating loss	(121,913)	(5,425,743)	(244,733)	(5,653,019)

Interest and financing costs	(27,746)	(53,623)	(55,188)	(112,016)
Change in fair value on derivative liabilities	-	(6,347)	-	(3,012)
Gain on extinguishment of derivative liability	-	227,196	-	227,196
Foreign exchange (loss) gain	65,128	(89,507)	149,062	(118,958)

Net Loss	$(84,531)	$(5,348,024)	$(150,859)	$(5,659,809)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	1,135,699,249	9,410,988,514	1,135,699,249	8,971,813,510

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Six months Ended
	June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(150,859)	$(5,659,809)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	-	5,318,964
Change in fair value on derivative liabilities	-	3,012
Gain on extinguishment of derivative liability	-	(227,196)
Interest and penalties	55,188	101,164
Deferred lease inducement	-	(1,260)
Amortization of debt discount	-	8,872
Unrealized foreign exchange (gain) loss	(150,810)	29,764
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,000	21,263
Increase (decrease) in accounts payable and accrued liabilities	245,481	404,965
NET CASH USED IN OPERATING ACTIVITIES	-	(261)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	-	472
Decrease in bank indebtedness	-	(211)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	261

NET (DECREASE) INCREASE IN CASH	-	-
CASH - BEGINNING OF PERIOD	-	-
CASH - END OF PERIOD	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes into common shares	$-	$60,954
Convertible loan payable for expenses paid directly by lender	$-	$27,151
Stock issued to related party for current and future settlement of accounts payable and convertible debts	$-	$4,135,037
Settlement of promissory notes and accounts payable by FE Pharmacy, Inc.	$137,907	$328,091

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2018
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at June 30, 2018. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2018
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2018, there were no movements in share capital issued and outstanding.

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

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company's outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the six months ended June 30, 2018, the assignment of liabilities amount has been reduced by $137,907 cash settlement of accounts payable.

On May 25, 2017, the Company approved the issuance of 595,000,000 post reverse stock split common stock valued at $5,179,678 to various directors and employees as compensation for services rendered and 16,000,000 post reverse stock split common stock valued at $139,285 to a consultant as compensation for services rendered and for nominal cash. Because FINRA had not yet approved the reverse stock split at that time, the 611,000,000 shares issued during the quarter ended June 30, 2017 were reduced to 1,018,333 when the reverse stock split became effective and 609,981,667 additional post reverse stock split shares were issued to make them whole again.

During the six months ended June 30, 2017, the holders of promissory notes converted the principal and the related interest outstanding of $39,644 into 720,806,182 shares.  The fair value of the derivative liability associated with the notes that were converted, $21,310 was reclassified to equity upon conversion.  Therefore the Company recorded $60,954 in conjunction with the conversions.

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is an amount of $786,182 (December 31, 2017 - $667,239) due to directors of the Company as of June 30, 2018.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2018
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	June 30, 2018	December 31, 2017

Convertible promissory notes bearing interest at 15% per annum – third party	$227,842	$215,520
Convertible promissory notes bearing interest at 15% per annum – related parties	777,112	734,246
	$1,004,954	$949,766

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes from this debt offering is $1,004,954, including accrued interest, of which $777,112 is to from related parties. Interest of $55,188 on the convertible loans payable are included in net finance charge for the six months ended June 30, 2018 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of June 30, 2018.

NOTE 6 – SHORT TERM LOANS PAYABLE
	June 30, 2018	December 31, 2017

Non-interest bearing short term funding from third parties	$17,006	$17,827
	$17,006	$17,827

As of June 30, 2018, the balance of $17,006 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $22,016 which is subject to revaluation at the end of each quarter.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2018
(Amounts expressed in US dollars)
(Unaudited)

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

Canada Revenue Agency has assessed the Company for Canadian $255,400 representing unremitted employee source deductions, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc.under the terms of the agreement mentioned in Note 3.

NOTE 8 – SUBSEQUENT EVENTS

After June 30, 2018, accounts payable for a total of $39,059 were settled in cash by FE Pharmacy Inc. under the agreement mentioned in Note 3.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION ANDRESULTS OF OPERATIONS.

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

We are a small company and we are insolvent. There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated insignificant revenues from our operations during the last eight years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last eight fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors.  This has allowed us to pursue, on a limited basis, product and business development, continued operations, and generation of customer interest.  In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months. These options include, but are not limited to, debt and equity offers to existing shareholders, debt and equity offers to independent investment professionals and through various other financing alternatives.  We currently believe that if we can secure sufficient additional capital on reasonable terms and on a timely basis and if we are successful in securing at least one project that likely will enable us to continue operations for the next 12 months.  There can be no guarantee that we will receive sufficient additional capital on a timely basis and on reasonable terms that will allow is to continue to remain in business.  Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require to sustain our company as a corporate entity or otherwise allow us to meet our financial obligations. In the event that we are unable to obtain sufficient additional funds on a timely basis, we may be facing adverse actions from our creditors that we would not likely be able to resolve on any reasonable terms.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc. whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company's outstanding indebtedness as of April 7, 2017. Management believes that with this agreement in place, it can concentrate on bringing the potential projects as detailed below to fruition and any additional funding can be met through one of the three options mentioned above.

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

On September 21, 2018, we and Grissag AG, Ltd. ("Grissag") entered into a Partnership Framework Agreement (the "Agreement") with the Ministry of Economy and Finance of the Republic of Guinea ("Ministry"), under which certain projects have been identified and we received assurances from the Ministry of its approval of the projects to be undertaken by us either directly or through third party collaborating companies. The projects identified are:

•	Health: Hospitals, Rural Clinics and Mobile Clinics; according to the proposal submitted by Kallo Inc. and approved by the Ministry of Health.
•	Agriculture: development of 20,000 hectares of land along the rivers Milo and Sankarani.
•	Infrastructures: construction of Kankan-Kérouané road, Kankan-Mandiana.
•	Water: Serving the city of Conakry and cities in the interior of the country.

As currently planned, the contemplated projects are to be funded by third-party independent banks as identified and arranged through the efforts of Grissag (the "Funding Sources"). In the event Grissag is successful in securing funding from the Funding Sources in sufficient amounts and on the terms that have been accepted by the Government in this agreement, we anticipate that currently identified projects and possibly other projects will be undertaken subject to approval by the Government and to then existing and later determined terms of the agreements between us, the Government and Grissag, Under this binding framework agreement, Grissag will fund up to US$8,000,000,000 progressively with health projects of US$1,700,000,000 for immediate implementation.

Under the express terms of the Agreement and unless we are able to demonstrate that "funding is mobilized" within six months of the date of the Agreement then the Agreement is null and void. The Agreement also requires that we and Grissag are obligated to take steps to "realize the field work" contemplated by the Agreement and do so within six months of September 21, 2018 (the "Field Work Term"). If the Field Work Term is not satisfied within six months of September 21, 2018, then we and Grissag lose our exclusive rights as set forth in the Agreement. However, the Agreement is renewable for a period of twelve months subject to further agreement of the Parties. The Agreement may not be assigned or transferred without the written consent of the Ministry. We believe that we have requisite skills and capabilities to fulfill our obligations as set forth in the Agreement, however we cannot assure you that we will be successful in meeting our express and implied obligations under the Agreement and that we are otherwise able to achieve our objectives.

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

We have entered into four major concession agreements with four key governmental institutions in Ghana. We have also, through our SPVs has entered into the following concession arrangements for the construction and operation of various hospital facilities in Ghana:

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

Project Financing for the projects is being arranged by AGGELOS CAPITAL Investment Banking Ltd and GRISSAG AG (PTY) LTD and the risk guarantees are being provided by the African Guarantee Fund and the Multilateral Investment Guarantee Agency (MIGA), the Political Risk Insurance arm of the World Bank Group. This financing has not closed yet and there is no guarantee that financial close will be achieved.

If market conditions and our financial resources allow, we may be able to expand our business. To that end, we have entered into collaboration agreements with TAHPI, an international company with expertise in Health Service Planning, Health Facility Planning, Architecture and Interior Design on 30th June 2017 and FORTA MEDICAL, an advanced off-site building methods company on 28th July 2017. FORTA offers healthcare facilities based on a fast– track modular design and construction solutions with minimal disruption to the surrounding facilities operation. Their advanced factory prefabrication helps shorten project construction timetables in a way that is not achievable with on–site building technologies. Overall, if these collaborations are successful, they may allow us to increase our project delivery capacity and our ability to deliver projects at a higher level of complexity and thereby demonstrate the quality of our products and services.  We cannot assure you that we will be successful in securing these projects and also, at the same time, secure the financial commitments that will be needed or, if we are successful in either or both of these pursuits, that the terms and conditions will allow us to achieve profitability and positive cash flow.

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

Need for additional capital

We have incurred significant operating losses since inception and  we have an accumulated deficit and a working capital deficit   as of June 30, 2018. We expect that we will incur significant additional losses as we attempt to execute our market strategy. This raises substantial doubt about  our ability to continue as a going concern.

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of  an early-stage business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

To become profitable and competitive, we have to sell our products and services in sufficient volumes and with margins that may allow us to achieve profitability.  We cannot assure you or anyone that we will be successful in these efforts.

There is no guaranty that we will obtain sufficient additional financing on a timely basis and on reasonable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations and otherwise remain in existence  Any equity financing will likely result in immediate and substantial dilution of existing stockholders.  As a result any investor should be prepared to lose their entire investment.

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2018 or 2017 and there can be no guarantee that we will generate any revenues in the near future or, if we do generate any revenues, that we can do so at a level that will allow us to achieve profitability and positive cash flow or both of them.

Expenses

During the three months ended June 30, 2018 we incurred total expenses of $84,531, including $99,824 in salaries and compensation, $16,394 in professional fees, $27,746 in interest and financing costs and $5,695 as other expenses offset by $65,128 foreign exchange gain whereas during the three months ended June 30, 2017 we incurred total expenses of $5,348,024, including $5,419,984 in salaries and compensation, $53,623 in interest and financing costs, $89,507 in loss on foreign exchange, $6,347 loss in fair value of derivative liabilities and $5,759 as other expenses offset by $227,196 gain on extinguishment of convertible promissory notes.

The decrease in our total expenses for the three months ended June 30, 2018 from the comparative period is mainly due to stock based compensation of $5,318,964 in the previous period, a decrease in interest and financing costs of $25,877, a decrease in loss in fair value of derivative liabilities of $6,347, a decrease in gain on extinguishment of convertible promissory notes of $227,196, a positive change in foreign exchange of $154,635. The decrease in interest and financing costs, loss in fair value of derivative liabilities and gain on extinguishment of convertible promissory notes are due to repayment of convertible promissory notes. There is also a positive change in foreign exchange of $268,020 due to appreciation of the US dollar vis a vis the Canadian dollar.

During the six months ended June 30, 2018 we incurred total expenses of $150,859, including $201,769 in salaries and compensation, $33,549 in professional fees, $55,188 in interest and financing costs and $9,415 as other expenses offset by $149,062 foreign exchange gain whereas during the six months ended June 30, 2017 we incurred total expenses of $5,659,809, including $5,597,849 in salaries and compensation, $2,940 in selling and marketing expenses, $112,016 in interest and financing costs, $3,012 in loss in fair value of derivative liabilities, $118,958 loss on foreign exchange and $52,230 in other expenses offset by $227,196 gain on extinguishment of convertible promissory notes.

The decrease in salaries of $5,396,080 is mainly due to the stock based compensation of $5,318,964 in the previous period. There is a decrease in interest and financing costs of $56,828 due to repayment of convertible promissory notes. There is also a positive change in foreign exchange of $268,020 due to appreciation of the US dollar vis a vis the Canadian dollar.

The Company is operating with a minimal number of full time employees and office space until it can secure new contracts.  There can be no assurance that we will  be successful in securing any one or more contracts and that the terms of the contracts will allow us to achieve profitability, positive cash flow, or both.

Net Loss

During the three months ended June 30, 2018 we did not generate any revenues and incurred a net loss of $84,531 compared to a net loss of $5,348,024 during the same period in 2017. The main reasons were the decrease in salaries and compensation and the repayment of the convertible promissory notes as discussed above.

During the six months ended June 30, 2018 we did not generate any revenues and we incurred a net loss of $150,859 compared to a net loss of $5,659,809 during the same period in 2017. The main reasons were the decrease in salaries and compensation, decrease in interest and financing costs and positive movement in exchange rate offset by a decrease in gain on extinguishment of convertible promissory notes as discussed above.

Liquidity and capital resources

As at June 30, 2018, the Company had current assets of $3,000 and current liabilities of $4,342,347, indicating working capital deficiency of $4,339,347. As of June 30, 2018, our total assets were $3,000 in prepaid expenses and our total liabilities were $4,342,347 comprised of $3,320,387 in accounts payable and accrued liabilities, convertible loans payable of $1,004,954 and short term loans of $17,006.

Cash used in operating activities amounted to $Nil during the six months ended June 30, 2018, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash movement in investing and financing activities during the current six months period ended June 30, 2018.

As of June 30, 2018, our Total Liabilities exceeded our Total Assets because we were insolvent and we can not assure you that we will become solvent at any time in the near future.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Canada Revenue Agency has assessed the Company for Canadian $255,400 representing unremitted employee source deductions, the full amount of which has been accrued in the financial statements of Kallo.

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

4. Limited Financial Resources; Need for Additional Financing.  Our financial resources are minimal and we are insolvent. We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions.  Further, we have not received any commitment from any person to provide any additional financing and we cannot assure that any such commitment is forthcoming or if it such a commitment is later received, that it will be sufficient to allow us to remain in existence.

5. Limited and Sporadic Trading Market for Common Stock.  Our Common Stock trades on the OTC Market on a limited and sporadic basis and there can be no assurance that a liquid trading market for our Common Stock will develop and, if it does develop, that it can be sustained.

6. Lack of Revenues And Development Stage Company.  We have no history of generating Sales Revenues and we cannot assure that we will generate any Sales Revenues in the future or, if we do, that we can achieve Sales Revenues at a level that will allow us to also achieve and maintain profitability and positive cash flow. We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have not been evaluated by any independent third party. Some aspects of our plans have not been further evaluated. . There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

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

11. Risks of Low Priced Stocks.  Currently, our common stock is not trading in any market and there is no certain prospect that the Company's common stock will regain any trading in any organized market.  In the past, the Company's common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the "Electronic Bulletin Board."  As a result and due to the absence of a market, a shareholder may find it extremely difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities.  In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities.  Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 2018.

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