Form 10-Q
period 2018-09-30
Kallo Inc.
filed 2018-11-14
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

225 Duncan Mills Road,
Suite 504
Toronto, Ontario
Canada M3B 3H9
(Address of principal executive offices, including zip code.)

(416) 246-9997
(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☑     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☑
Emerging Growth Company	☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☑     NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,135,699,249 as of November 1, 2018.

KALLO INC.
SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KALLO INC.
Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	September 30,	December 31,
ASSETS	2018	2017
Current Assets:
Prepaid expenses	$3,000	$4,000
Total Current Assets	3,000	4,000

TOTAL ASSETS	$3,000	$4,000

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	3,472,439	3,362,802
Convertible loans payable – third parties	234,106	215,520
Short term loans payable	17,291	17,827
Convertible loans payable – related parties	798,900	734,246
Total Current Liabilities	4,522,736	4,330,395
TOTAL LIABILITIES	4,522,736	4,330,395

Commitments and Contingencies (Note 7)

Stockholders' Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,135,699,249 and 1,135,699,249 shares issued and outstanding, respectively.	11,357	11,357
Additional paid-in capital	41,435,879	41,435,879
Assignment of liabilities	(3,450,673)	(3,600,452)
Accumulated deficit	(42,517,249)	(42,174,129)

Total Stockholders' Deficiency	(4,519,736)	(4,326,395)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,000	$4,000

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating Expenses
General and administration	$110,714	$195,576	$355,443	$5,845,655
Selling and marketing	104	1,384	108	4,324
Operating loss	(110,818)	(196,960)	(355,551)	(5,849,979)

Interest and financing costs	(28,052)	(28,817)	(83,240)	(140,833)
Change in fair value on derivative liabilities	-	-	-	(3,012)
Gain on extinguishment of derivative liability	-	-	-	227,196
Foreign exchange (loss) gain	(53,391)	(112,408)	95,671	(231,366)

Net Loss	$(192,261)	$(338,185)	$(343,120)	$(5,997,994)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	1,135,699,249	9,907,440,258	1,135,699,249	9,287,116,297

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Nine months Ended
	September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(343,120)	$(5,997,994)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	-	5,336,374
Change in fair value on derivative liabilities	-	3,012
Gain on extinguishment of derivative liability	-	(227,196)
Interest and penalties	83,240	129,982
Deferred lease inducement	-	(1,260)
Amortization of debt discount	-	8,872
Unrealized foreign exchange loss (gain)	(97,102)	30,974
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	1,000	21,263
Increase (decrease) in accounts payable and accrued liabilities	355,982	695,712
NET CASH USED IN OPERATING ACTIVITIES	-	(261)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	-	472
Decrease in bank indebtedness	-	(211)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	261

NET (DECREASE) INCREASE IN CASH	-	-
CASH - BEGINNING OF PERIOD	-	-
CASH - END OF PERIOD	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of promissory notes into common shares	$-	$60,954
Convertible loan payable for expenses paid directly by lender	$-	$27,151
Stock issued to related party for current and future settlement of accounts payable and convertible debts	$-	$4,135,037
Settlement of promissory notes and accounts payable by FE Pharmacy, Inc.	$149,779	$440,206

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2018
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at September 30, 2018. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2018
(Amounts expressed in US dollars)
(Unaudited)

NOTE 3 – COMMON STOCK

During the nine months ended September 30, 2018, there were no movements in share capital issued and outstanding.

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

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company's outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the nine months ended September 30, 2018, the assignment of liabilities amount has been reduced by $149,779 cash settlement of accounts payable.

On May 25, 2017, the Company approved the issuance of 595,000,000 post reverse stock split common stock valued at $5,179,678 to various directors and employees as compensation for services rendered. During the period ended September 30, 2018, the Company also approved the issuance of 16,000,000 post reverse stock split common stock valued at $139,285 to the controlling shareholder of FE Pharmacy Inc. and a related party as compensation for services rendered and for nominal cash and also the issuance of 2,000,000 post reverse stock split common stock valued at $17,411 to a party related to the controlling shareholder of FE Pharmacy Inc. as compensation for services rendered. Because FINRA has not approved the reverse stock split yet, the 613,000,000 shares issued during the period ended September 30, 2018 were reduced to 1,021,667 when the reverse stock split became effective and 611,978,333 additional post reverse stock split shares were issued to make them whole again.

During the nine months ended September 30, 2017, the holders of promissory notes converted the principal and the related interest outstanding of $39,644 into 720,806,182 shares.  The fair value of the derivative liability associated with the notes that were converted, $21,310 was reclassified to equity upon conversion.  Therefore the Company recorded $60,954 in conjunction with the conversions.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2018
(Amounts expressed in US dollars)
(Unaudited)

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is an amount of $875,981 (December 31, 2017 - $667,239) due to directors of the Company as of September 30, 2018.

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	September 30, 2018	December 31, 2017

Convertible promissory notes bearing interest at 15% per annum – third party	$234,106	$215,520
Convertible promissory notes bearing interest at 15% per annum – related parties	798,900	734,246
	$1,033,006	$949,766

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The company has the option to pay the note at any time.  The company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes from this debt offering is $1,033,006, including accrued interest, of which $798,900 is to from related parties. Interest of $83,240 on the convertible loans payable are included in net finance charge for the nine months ended September 30, 2018 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of September 30, 2018.

NOTE 6 – SHORT TERM LOANS PAYABLE
	September 30, 2018	December 31, 2017

Non-interest bearing short term funding from third parties	$17,291	$17,827
	$17,291	$17,827

As of September 30, 2018, the balance of $17,291 represented short term funding provided by third parties which are non-interest bearing, unsecured and have no fixed repayment date.  The amount in Canadian dollars is $22,016 which is subject to revaluation at the end of each quarter.

KALLO INC.
Notes to Consolidated Financial Statements
September 30, 2018
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

NOTE 8 – SUBSEQUENT EVENTS

After September 30, 2018, accounts payable for a total of $27,187 were settled in cash by FE Pharmacy Inc. under the agreement mentioned in Note 3.

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

We have also secured renewed commitment from our technology partners and technology infrastructure providers. These commitments are also contingent on our ability to secure sufficient external financing on a timely basis in sufficient amounts  and on reasonable terms.  There can be no assurance that we will accomplish any of these goals and if we do not, any person who acquires our common stock will likely lose all of their investment.

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

*
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

*
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

*
Global response center – located in the Kallo headquarters in Canada, this is the escalation point for the coordination of delivery of Telehealth and eHealth support. It consists of both the Clinical Command Center and the Administrative Command Center.

*
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

*	Kallo University – provides education, training and development of local resources for all aspects of the healthcare delivery which includes clinical, engineering and administration.
*	Emergency Medical Services – provides ground and air ambulance vehicles for emergency patient transport.

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
2.	To pursue working capital raise with financial institutions and private placements
3.	To complete our organization restructuring and continue to build our infrastructure and resources for operations and management

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

Need for additional capital

We have incurred operating losses since inception and has an accumulated deficit and a working capital deficit at September 30, 2018. We expect to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company's ability to continue as a going concern.

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

Results of operations

Revenues

We did not generate any revenues during the nine months ended September 30, 2018 or 2017 and there can be no guarantee that we will generate any revenues in the near future or, if we do generate any revenues that we can do so at a level that will allow us to achieve profitability and positive cash flow or both of them.

Expenses

During the three months ended September 30, 2018 we incurred total expenses of $192,261, including $101,544 in salaries and compensation, $3,000 in professional fees, $28,052 in interest and financing costs, $53,391 in loss on foreign exchange and $6,274 as other expenses whereas during the three months ended September 30, 2017 we incurred total expenses of $338,185, including $122,737 in salaries and compensation, $28,817 in interest and financing costs, $112,408 in loss on foreign exchange and $74,223 as other expenses.

The decrease in our total expenses for the three months ended September 30, 2018 from the comparative period is mainly due to a decrease in salaries and compensation of $21,193, a decrease in interest and financing costs of $765, a decrease of $57,643 in foreign exchange loss and a decrease in other expenses. The positive change in foreign exchange is due to the appreciation of the US dollar vis a vis the Canadian dollar.

During the nine months ended September 30, 2018 we incurred total expenses of $343,120, including $303,313 in salaries and compensation, $36,549 in professional fees, $83,240 in interest and financing costs, and $15,689 as other expenses offset by $95,671 foreign exchange gain whereas during the nine months ended September 30, 2017 we incurred total expenses of $5,997,994, including $5,720,586 in salaries and compensation, $67,848 in professional fees, $4,323 in selling and marketing expenses, $140,833 in interest and financing costs, $3,012 in loss in fair value of derivative liabilities, $231,366 loss on foreign exchange and $57,222 in other expenses offset by $227,196 gain on extinguishment of derivative liability.

The decrease in salaries of $5,417,273 is mainly due to the stock based compensation of $5,336,374 in the previous period. There is also a decrease in interest and financing costs of $57,593 due to repayment of convertible promissory notes. There is also a positive change in foreign exchange of $325,663 due to appreciation of the US dollar vis a vis the Canadian dollar.

The Company is operating with a minimal number of full time employees and office space until it can secure new contracts.

Net Loss

During the three months ended September 30, 2018 we did not generate any revenues and incurred a net loss of $192,261 compared to a net loss of $338,185 during the same period in 2017. The main reasons were the decrease in salaries and compensation, foreign exchange loss and other expenses as discussed above.

During the nine months ended September 30, 2018 we did not generate any revenues and we incurred a net loss of $343,120 compared to a net loss of $5,997,994 during the same period in 2017. The main reasons were the decrease in salaries and compensation due to stock based compensation, decrease in interest and financing costs and positive movement in exchange rate as discussed above.

Liquidity and capital resources

As at September 30, 2018, the Company had current assets of $3,000 and current liabilities of $4,522,736, indicating working capital deficiency of $4,519,736. As of September 30, 2018, our total assets were $3,000 in prepaid expenses and our total liabilities were $4,522,736 comprised of $3,472,439 in accounts payable and accrued liabilities, convertible loans payable of $1,033,006 and short term loans of $17,291.

Cash used in operating activities amounted to $Nil during the nine months ended September 30, 2018, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There was no cash movement in investing or financing activities during the current nine months period ended September 30, 2018.

As of September 30, 2018, our Total Liabilities exceeded our Total Assets because we were insolvent.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4. Limited Financial Resources; Need for Additional Financing.  Our financial resources are minimal and we are insolvent. We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions.  Further, we have not received any commitment from any person to provide any additional financing and we cannot assure you that any such commitment is forthcoming.

5. Limited and Sporadic Trading Market for Common Stock.  Our Common Stock trades on the OTC Market on a limited and sporadic basis and there can be no assurance that a liquid trading market for our Common Stock will develop and, if it does develop, that it can be sustained.

6. Lack of Revenues And Development Stage Company.  We have no history of generating Sales Revenues and we cannot assure that we will generate any Sales Revenues in the future or, if we do, that we can achieve Sales Revenues at a level that will allow us to also achieve and maintain profitability and positive cash flow. We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have not been evaluated by any independent third party. Our plans have not been reviewed or evaluated by any third parties. There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

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