Form 10-K
period 2018-12-31
Kallo Inc.
filed 2020-12-17
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018

Commission file number 000-53183

KALLO INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0542529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 Duncan Mill Road, Suite 504, Toronto, Ontario, Canada M3B 3H9

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $828,454

The registrant had 1,147,698,199 shares of common stock outstanding as of November 30, 2020.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASSUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY HAS LIMITED ASSETS AND OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE COMPANY IS INSOLVENT AND ITS TOTAL LIABILITIES EXCEED ITS TOTAL ASSETS, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

Upon acquiring Rophe, the focus of our business was to develop medical information technology software. It has since expanded to the delivery and support of an end-to-end healthcare solution for developing countries and rural communities with the focus on improving all aspects of health care delivery.

Business Overview

We are a small company with limited financial resources and we offer what we believe may be an end-to-end health care solution that is called the Kallo Integrated Delivery System (KIDS). Our KIDS product currently consists of the following three (3) components:

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

Each of these components are currently included in the full KIDS solution but can also be used as individual components to enhance an existing health care infrastructure.

Our Copyrighted Technologies:

While we believe that our technologies are protected under Canadian and International copyrights and are authored by and owned by John Cecil., we have not obtained any evaluation of the extent of our copyright or other intellectual property right claims by any independent third party and we have no present plans to obtain any such evaluation. And in that context, we believe that Kallo Inc. has the rights to the products referred in this section, of which items B, C, and D (listed below) are under development and we anticipate that they will likely require further development work. There can be no assurance that we will not later discover that the extent of our copyright claims are limited and/or that we may be subject to claims of infringement asserted by other persons.

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

1.	The company has Copyrighted Technology “EMR Integration Engine” that demonstrate the future direction for integrated solutions as well as current efforts that illustrate interoperability within the continuum of care. EMR Integration Engine is software, which connects all the other applications in or outside a hospital/clinic with the EMR system. This enables the doctor/nurse to seamlessly access information in other healthcare applications without moving from one computer to the next.

2.	C&ID-IMS is an Internet-based solution for monitoring and managing Communicable and Infectious Disease information. Our target markets are Health Organizations and Ministries of Health, hospitals and Center for Disease Control (CDC) & the World Health Organization (WHO) members around the globe.

While we believe that our technologies are protected under Canadian and International copyrights and are authored by and owned by John Cecil, we have not obtained any third-party independent evaluation of the extent of our copyright or other intellectual property right claims by any independent third-party and we have no present plans to obtain any such evaluation. And in that context, we believe that Kallo Inc. has the rights to the products referred in this section, of which items B, C, and D (listed below) are under development and we anticipate that they will likely require further development work. There can be no assurance that we will not later discover that the extent of our copyright claims are limited and/or that we may be subject to claims of infringement asserted by other persons.

3.	CCG is our clinical-care globalization technology. We believe that this product may, if market and competitive conditions allow, offer us an opportunity to respond to the growing “medical tourism phenomenon” - patients going to low-cost countries for elective medical procedures. Based on our own internal and limited assessment undertaken without any independent third -party evaluation, we believe that this may be a fast-growing worldwide industry segment that may be actively promoted by certain countries. In that sense, it may be that CCG may be used by both the destination and home country of a patient to maintain complete and accurate records of the treatment history, avoiding errors due to incomplete patient data and lessening the burden and expense of corrective action on the home country when medical tourists return home. But we also know that any such growth in this segment will likely be subject to then current laws and regulations in addition to other factors over which we have no control.

4.	MC-Telehealth (Mobile Clinic with Telehealth system) is our planned mobile clinic long distance or Telehealth technology. We believe that our product, if properly installed and used, may allow the remote transmission of standardized formats of data for laboratory information, diagnostic imaging, diagnosis and clinical notes.

5.	KIDS (Kallo Integrated Delivery System), a Technology & process framework defines and describes the component parts of the various products and services that Kāllo is delivering to its clients, including the human resources component, and how these parts interact and relate to one another. The framework also recognizes the need for collaboration with local care facilities, services and providers to support continuity of care and facilitate patient transport between facilities.

6.	KIDS (Kallo Integrated Delivery System) Global Tele-Health Ecosystems. The Tele-health Program encompasses the broad variety of Technologies and administrative processes needed to deliver virtual medical care, health promotion/prevention and other patient education to KIDS patients. If properly installed and managed, we believe that our tele-health program may serve to facilitate synchronous and asynchronous interactions where patients or care providers are in different locations. The KIDS system includes scheduling, information delivery and care management services that we believe may offer opportunities to enhance the delivery of healthcare services if the system is properly installed and managed.

Overall, we have conducted only a limited amount of internal evaluation of our technology and our planned business operations. That is, we have not engaged or secured any independent third-party evaluation of our technology, our copyright claims, and our planned business operations and even our business model. In that respect there is a clear risk that we may later discover that our limited internal management assessments are materially inaccurate and in one or more respects we have made inaccurate assumptions regarding the willingness of the marketplace to adopt, accept or utilize all of our technology and/or the business model that we have adopted. We may also discover that our copyright claims are invalid and conflict with superior claims asserted by other persons with the result we are exposed to conflicting claims with resulting liability thereby. To the extent that our assumptions and/or our business model is materially inaccurate or fails to address the needs of the healthcare marketplace, we will likely incur significant and protracted financial losses thereby.

Target Market

Based on our current internal management assessments undertaken without the benefit of any independent third-party review or evaluation, we believe that our primary target market for the Kallo Integrated Delivery System (KIDS) may be one or more selected markets in certain developing countries where health care services are limited and where we may be able to enter into what we hope may be commercially feasible contractual arrangements without undue and unacceptable risks and challenges. To that end and in anticipation that we may be successful in these efforts, we have established several sales and marketing partnership agreements under “Business Associate” section either representing Kallo independently or as an organization. While we are currently in various stages of our sales cycle with more than 10 countries, we cannot assure you that we will be successful in these efforts or, if we are successful, that we can implement and undertake our business plans without incurring significant and protracted losses and negative cash flow.

Additionally, with the components of our KIDS solution, we are targeting markets where, if our financial resources and market conditions allow, we believe we may be able to offer complimentary services to existing health care infrastructures. These markets currently include the following:

•	Communicable & Infectious disease Information Management System – supporting World Health Organization (WHO) and Center for Disease Control (CDC); $200B market
•	Electronic Medical Records integration engine for Health Information Access Layer – focused on clinics, hospitals, IDC & IHC; $100B market
•	Clinical Care Globalization – focused on medical tourism; $40B market
•

Mobile Medical Clinics – focused on disaster recovery management and rural community health services for wide range of services, HIV monitoring, chemotherapy, acute care, dialysis, etc; $30B market.

However, we are acutely aware that market conditions are ever-changing and we can not assure you that we can undertake these efforts, or if we do, that we can do so without incurring significant and protracted losses and negative cash flow.

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

Since 2016, we decreased our expenses relating to research and development but we anticipate that we will, if market conditions and our financial resources allow, continue our research and development work on the Mobile Clinic and Telehealth system, which we anticipate will may1 be in demand in the future if our internal management assessments are accurate and market conditions do not become unfavorable.

Competition

We are a small company with limited financial resources. We compete with many larger, well-established entities in various sectors; mobile clinic and temporary medical facility manufacturers, health care equipment resellers, EMR developers, health care education providers, EMS contracted services, etc. Our competitors tend to be focused on a component of our health care solution, but do have established histories in their particular area of expertise affording them a resource advantage. We are effectively in the start-up phase of operations and as a result, we have little or no impact upon our competition. We believe that, if market conditions and our financial resources allow, we may be able to offer a fully integrated solution. In the opportunities that we have been engaged in, we have not encountered a competitor that offers the full end to end solution that we are proposing to our customers.

Management’s View of the Market Trend

We are a small company with limited financial resources. We compete with many larger, well-established entities in various sectors; mobile clinic and temporary medical facility manufacturers, health care equipment resellers, EMR developers, health care education providers, EMS contracted services, etc. Our competitors tend to be focused on a component of our health care solution, but do have established histories in their particular area of expertise affording them a resource advantage. We are effectively in the start-up phase of operations and as a result, we have little or no impact upon our competition. We believe that, if market conditions and our financial resources allow, we may be able to offer a fully integrated solution. In the opportunities that we have been engaged in, we have not encountered a competitor that offers the full end to end solution that we are proposing to our customers.

Other factors include the health needs of an aging and growing population as well as the rising prevalence of chronic diseases. The most rapid growth is expected to be in the Middle East and Africa due, in part, to population growth and efforts to expand access to care. All figures shown above are quoted from “World Industry Outlook: Healthcare and Pharmaceuticals, The Economist Intelligence Unit, May 2104”.

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

Within the global market that we serve, North America has some of the most stringent regulations and standards for medical technology and pharmaceutical approvals. As such, we have partnered with a number of major biomedical suppliers to ensure the highest standards of equipment. If we are successful, we intend to utilize only the highest standards of product regardless of the market that we are serving.

Employees

As of December 16, 2020, we have four full time employees.

Warranties

We do not provide warranties in connection with our products or services. Our third party products are supplied with the manufacturer’s warranty and we offer additional coverage with a service agreement.

Insurance

We currently do not have insurance but, if our financial resources allow, we plan to obtain general liability and other insurance as appropriate.

Executive Offices

Our administrative office is located at 255 Duncan Mill Road, Suite 504, Toronto, Ontario, Canada, M3B 3H9, our telephone number is (416) 246-9997. Our registered agent for services of process is the Corporation Trust Company of Nevada, located at 6100 Neil Road, Suite 500, Reno, Nevada 89511. Our fiscal year end is December 31st.

ITEM 1A.	RISK FACTORS.

Our Common Stock is subject to a number of substantial risks, including those described below. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company’s common stock should also consider the following risk factors:

Risks Related to the Ownership of the Company’s Stock

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

10. Negative Equity. Our Total Liabilities exceed our Total Assets. As a result, we are insolvent and we cannot assure you that we will be able to become solvent at any time in the future.

11. Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are "restricted securities" and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Any person who acquires our common stock in any private placement should carefully review Rule 144 since any potential public resale may be limited and current broker-dealer and clearing firm requirements may make any re-sale of our common stock difficult at best.

12. Absence of Underwriter Commitment. Based on our current plans, we anticipate that we will likely need to raise significant additional capital to meet our current and anticipated financial needs, we have not received any commitment from any registered broker-dealer or underwriter to assist us in raising needed capital. As a result, we face a clear risk that we will not have sufficient cash resources to meet our current financial obligations and otherwise implement our business plans. In that event, we may not be able to implement our plans and we will not be able to achieve profitability and positive cash flow or, if we do, that we can sustain either or both of them for any period of time.

13. Risks of Low-Priced Stocks. Currently, our common stock is not trading in any market and there is no certain prospect that the Company’s common stock will regain any trading in any organized market. In the past, the Company’s common stock had only limited and sporadic trading in the so-called "pink sheets," and before that, on the "Electronic Bulletin Board." As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company's securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.

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

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder's equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ's maintenance requirements.

Our securities are subject to the above rules on penny stocks and the market liquidity for our securities could be severely affected by limiting the ability of broker/dealers to sell our securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The executive offices of Kallo Inc. are located at 255 Duncan Mill Road, Suite 504, Toronto, Ontario, Canada, M3B 3H9, our telephone number is (416) 246-9997. This location is the office of one of our directors, who has graciously agreed to provide us use of this address and a meeting room, when needed, without charge.

ITEM 3.	LEGAL PROCEEDINGS.

On April 21, 2017, an ex-employee of Kallo obtained a judgement ordering Kallo to pay Canadian $ 131,608 for unpaid wages and expenses relating to services performed in 2016. The full amount has been accrued for in the financial statements of Kallo.

On October 24, 2016, a consultant obtained a judgement ordering Kallo to pay Canadian $34,924 for unpaid fees. The full amount has been accrued for in the financial statements of Kallo.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on OTC Markets under the symbol “KALO”. A summary of trading by quarter for 2018 and 2017 is as follows:

Fiscal Year 2018	High Bid	Low Bid
Fourth Quarter 10-1-18 to 12-31-18	$0.0600	$0.0150
Third Quarter 7-1-18 to 9-30-18	$0.0420	$0.0113
Second Quarter 4-1-18 to 6-30-18	$0.0600	$0.0101
First Quarter 1-1-18 to 3-31-18	$0.0825	$0.0080

Fiscal Year 2017	High Bid	Low Bid
Fourth Quarter 10-1-17 to 12-31-17	$0.0600	$0.0010
Third Quarter 7-1-17 to 9-30-17	$0.0599	$0.0060
Second Quarter 4-1-17 to 6-30-17	$0.1198	$0.0060
First Quarter 1-1-17 to 3-31-17	$0.1198	$0.0599

Dividends

We have not declared any cash dividends, nor do we intend to declare cash dividends at this point. We are not subject to any legal restrictions respecting the payment of cash dividends, except that they may not be paid to render us insolvent and any payment of any dividends is subject to the limitations of the Nevada General Corporation Law. Dividend policy will be based on our cash resources and needs and it is anticipated that any cash that may be available will likely be needed for our operations and to pay our creditors in the foreseeable future.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	None	None	None

Equity compensation plans
not approved by securities holders	0	$0.0	52,766,666

Total	0	$0.0	52,766,666

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our management believes that, if market conditions and our financial resources allow, we may be well-positioned to assist in the global focus on improving health care delivery through our solution platforms. Global spending on health care in 2013 totaled $7.2 trillion or 10.6% of global gross domestic product. Health spending is expected to increase an average of 5.2% a year in 2014 – 2018 to $9.3 trillion. A number of these factors drive the increase that includes emerging market expansion, infrastructure improvements and treatment and technology advances. Overall, we believe that if these market trends and our financial resources allow, may offer us opportunities to provide our products and services. Our assessments and our plans are based solely upon the determinations made by our internal management without the benefit of any independent third party review or evaluation. In that respect there is a clear risk that our plans do not accurately reflect and do not accurately incorporate market trends, inherent risks and other known and unknown factors that could result in protracted and significant losses and further negative cash flow with the result that our financial condition could materially deteriorate with resulting destruction of each stockholder’s investment.

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

For the last eight fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors. This has enabled product and business development, continued operations, and generation of customer interest. In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months. These options include, but are not limited to, debt and equity offers to existing shareholders, debt and equity offers to independent investment professionals and through various other financing alternatives. We currently believe that if we can secure sufficient additional capital on reasonable terms and on a timely basis and if we are successful in securing at least one project that likely will enable us to continue operations for the next 12 months. There can be no guarantee that we will receive sufficient additional capital on a timely basis in sufficient amounts and on reasonable terms that will allow is to continue to remain in business. Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require to sustain our company as a corporate entity or otherwise allow us to meet our financial obligations.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc. whereby in consideration for the issuance of 475,000,000 post-reverse split shares of our common stock, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. Management believes that with this agreement in place, it can concentrate on bringing the potential projects as detailed below to fruition and any additional funding can be met through one of the three options mentioned above.

In 2017 the Government of Ghana initiated several discussions with us, to revisit how the Ministry of Defense – Military Hospital requirements, the Ministry of Health healthcare infrastructure requirements and the Ministry of Education Teaching Hospital infrastructure requirements can be met using the Kallo Integrated Delivery Model. The success of these discussions confirmed Ghana’s continued belief in the Kallo Integrated Delivery System, as the best solution for the nation’s healthcare infrastructure development, which is very encouraging for our continued business in Ghana.

On June 20, 2017, our branch office was legally registered in Ghana. A valid tax identification number was issued and this number is to be used by us in all of our anticipated business that we hope to conduct within Ghana. We have incorporated four SPVs (Special Purpose Vehicles / Companies) to oversee the various projects we seek to undertake in Ghana. The SPVs are all incorporated under the laws of Ghana as private companies. Based on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our business plans involving Ghana are sound and may offer us significant business opportunities. However, we cannot assure you that we will be able to obtain sufficient financing on reasonable terms and on a timely basis that will allow us to pursue these opportunities.

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

These agreements are effective upon execution and the concession period will start from the date on which appropriate financial commitments are received and all conditions precedent are satisfied or waived. The financing has not closed yet and there is no guarantee that financial close will be achieved.

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

To the extent that we are financially able and if market conditions are favorable, we plan to continue to develop components of Kallo Integrated Delivery System:

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

Our overall healthcare mission is to "reach the unreached".  Based on our own internal assessments conducted by our officers and without the benefit of any independent third party evaluation, we believe that may be able to offer end-to-end solution that may include the following:

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

Based solely on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our end-to-end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also install our copyrighted software and third-party software as required along with a five (5) year support agreement renewable after the five (5) year initial term that includes the medical equipment, software licenses, installation implementation and training. If we are successful then we anticipate that may, if circumstances and market conditions are favorable, allow us to generate an ongoing revenue stream for service, maintenance, spare-parts, and consumables. However, we can not assure you that even if we are able to achieve these goals, that we can do so at levels that may allow us to achieve and sustain positive cash flow and profitability. We have incurred significant and protracted losses and we have no record of achieving and sustaining positive cash flow and profitability and we can not be certain that we will achieve either or both of these goals at any time in the future.

Sales Go-To-Market Strategy

Our Sales Go-To-Market Strategy is segmented and we believe that, based on our own limited internal management review conducted without the benefit of any independent third party review or evaluation, it is based on the varying needs of our customers in the following three categories:

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

We face a certain risk that our strategies and plans will not be favorably received by the market and in that event we may incur significant and protracted losses thereby that may significantly and adversely impact our financial condition thereby.

Over the next twelve to eighteen months and if market conditions are favorable and if we have sufficient financial resources, we are hopeful that we may be able to pursue the following objectives:

1.	We intend to follow-up completion of the financing process with financiers and the respective governments.
2.	We intend to pursue working capital raise with financial institutions and private placements.
3.	We intend to complete our organization restructuring and continue to build our infrastructure and resources for operations and management.

There can be no assurance that we will be successful in raising the additional capital needed to implement any one or more of the above business objectives. And in the event that we are successful in raising additional capital, there can be no assurance that any capital that is raised will be on reasonable terms, in sufficient amounts and received by us on a timely basis. We have had some preliminary discussions with potential sources who may provide us with additional capital but we are not able to give any assurances that we will obtain the necessary additional capital in sufficient amounts, on reasonable terms and on a timely basis that will allow us to achieve any one or more of these objectives. Any person who acquires our Common Stock should be prepared to lose their entire investment.

Need for additional capital

We have incurred significant and protracted operating losses since inception and has an accumulated deficit and a working capital deficit at December 31, 2018. We expect to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

To become profitable and competitive, we anticipate that we will have to sell our products and services in sufficient volumes and with margins that may allow us to achieve profitability. We cannot assure you or anyone that we will be successful in these efforts.

There is no guaranty that we will obtain sufficient additional financing on a timely basis and on reasonable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Any equity financing will likely result in immediate and substantial dilution of existing stockholders.

Results of operations

December 31, 2018 compared to December 31, 2017

Revenues

We did not generate any revenues during the year ended December 31, 2018 or 2017. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we can assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow to achieve and sustain positive cash flow and profitability.

Expenses

During the year ended December 31, 2018 we incurred total expenses of $763,631, including $670,184 in salaries and compensation, $85,298 in professional fees, $120,729 in selling and marketing, $111,291 in interest and financing costs and $34,995 as other general and administrative expenses, net of foreign exchange gain of $258,866. Our professional fees consist of legal, consulting, accounting and auditing fees.

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

The decrease in our expenses for the year ended December 31, 2018 was primarily due to an decrease in salaries and compensation of $5,818,483 as a result of non-cash stock-based compensation of $270,516 in 2018 compared to $5,999,673 in 2017 issued to management and employees. There is also a decrease in professional fees of $48,049 as the Company was catching up on all its previously late filings in 2017. Interest and financing costs decreased by $57,594 reflecting efforts by the Company to settle all third parties convertible promissory notes during 2017. There is a foreign exchange gain of $258,866 in 2018 compared to a foreign exchange loss of $189,572 in 2017 as a result of the appreciation of the Canadian dollar versus the US dollar. The Company is operating with a minimal number of full time employees and office space until it can secure new contracts.

Net Loss

During the year ended December 31, 2018 we incurred a net loss of $763,631 compared to a net loss of $7,031,975 in 2017. The main reason for the decline in the loss is the decrease in salaries and compensation as discussed above. In that respect, we can not assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals.

Liquidity and capital resources

As at December 31, 2018, we had no assets, current liabilities of $4,556,073 and a working capital deficiency of $4,556,073. As of December 31, 2018, our total liabilities were $4,556,073 comprised of $3,307,421 in accounts payable and accrued liabilities, loans payable of $38,355, convertible loans payable of $1,061,057 and liability for issuable shares of $149,240.

Cash used in operating activities amounted to $385,005 during fiscal 2018, primarily and as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $385,005 as a result of shares issued for cash of $363,082 and proceeds from short term loans payable of $21,923.

As of December 31, 2018, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment.

Summary of critical accounting policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the instructions to Form 10-K related to smaller reporting companies as promulgated by the Securities and Exchange Commission.

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

Stock Issued in Exchange for Services

The valuation of the Company’s common stock issued to non-employees in exchange for services is valued at an estimated fair market value as determined by Management of the Company based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the contractor’s requisite service period (generally the vesting period of the equity grant).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX

PAGE

Report of Independent Registered Public Accounting Firm for December 31, 2018 and 2017	19-20

Consolidated Balance Sheets	21

Consolidated Statements of Operations	22

Consolidated Statements of Changes in Stockholders’ (Deficiency)	23

Consolidated Statements of Cash Flows	24

Notes to Consolidated Financial Statements	25 - 39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kallo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kallo Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC
We have served as the Company's auditor since 2020. Lakewood, Colorado
December 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kallo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kallo Inc. and its subsidiary (collectively, the "Company") as of December 31, 2017, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP www.malonebailey.com

We served as the Company's auditor from 2014 to 2018. Houston, Texas
April 16, 2018

KALLO INC.

Consolidated Balance Sheets

As at December 31, 2018 and 2017

(Amounts expressed in US dollars)

ASSETS	2018	2017
Current Assets:
Prepaid expenses	$—	$4,000
Total Current Assets	—	4,000

TOTAL ASSETS	$—	$4,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$3,307,421	$3,362,802
Convertible loans payable – third parties	240,369	215,520
Short term loans payable	38,355	17,827
Convertible loans payable – related parties	820,688	734,246
Liability for issuable shares	149,240	—
Total Current Liabilities	4,556,073	4,330,395
TOTAL LIABILITIES	4,556,073	4,330,395

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,147,808,198 and 1,135,699,249 shares issued and outstanding respectively	11,478	11,357
Additional paid-in capital	41,920,116	41,435,879
Assignment of liabilities	(3,550,857)	(3,600,452)
Accumulated deficit	(42,937,760)	(42,174,129)

Total Stockholders’ Deficiency	(4,556,073)	(4,326,395)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$4,000

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

	For the Year Ended December 31,
	2018	2017

Operating Expenses
General and administration	$790,477	$6,720,230
Selling and marketing	120,729	5,520
Operating loss	(911,206)	(6,725,750)

Interest and financing costs	(111,291)	(168,885)
Change in fair value of derivative liabilities	—	44,509
Foreign exchange gain (loss)	258,866	(189,572)
Gain on settlement of debt	—	7,723

Net loss	$(763,631)	$(7,031,975)

Net loss per share - Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - Basic and diluted	1,136,329,577	732,384,815

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

(Amounts expressed in US dollars)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2016	95,000,000	$950	13,497,905	$135	$31,046,675	$—	$(35,142,154)	$(4,094,394)
Shares issued to directors and employees	—	—	628,000,000	6,280	5,836,697	—	—	5,842,977
Shares issued for debt conversion	—	—	1,201,344	12	60,942	—	—	60,954
Shares issued to FE Pharmacy Inc.	—	—	475,000,000	4,750	4,130,287	(4,135,037)	—	—
Shares issuable for consulting services	—	—	18,000,000	180	156,516	—	—	156,696
Unissued shares for consulting services reclassified to liability	—	—	—	—	(156,435)	—	—	(156,435)
Reclassification of shares for consulting services to equity	—	—	—	—	361,197	—	—	361,197
Cash settlement of liabilities	—	—	—	—	—	534,585	—	534,585
Net Loss	—	—	—	—	—	—	(7,031,975)	(7,031,975)
Balance December 31, 2017	95,000,000	950	1,135,699,249	11,357	41,435,879	(3,600,452)	(42,174,129)	(4,326,395)
Shares issued for cash	—	—	9,077,050	91	362,991	(363,082)	—	—
Shares issuable as compensation	—	—	3,031,900	31	121,245	—	—	121,276
Shares retired	—	—	(110,000)	(1)	1	—	—	—
Cash settlement of liabilities	—	—	—	—	—	412,677	—	412,677
Net loss	—	—	—	—	—	—	(763,631)	(763,631)
Balance December 31, 2018	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,550,857)	$(42,937,760)	$(4,556,073)

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

	For the Year Ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(763,631)	$(7,031,975)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	270,516	5,999,673
Impairment of prepaid expenses	3,000	32.747
Amortization of debt discount	—	8,872
Deferred lease inducement	—	(1,260)
Change in fair value of derivative liabilities	—	(44,509)
Gain on settlement of debt	—	(7,723)
Interest and penalties	111,291	158,033
Unrealized foreign exchange gains	(260,304)	188,902
Changes in operating assets and liabilities:
Decrease in prepaid expenses	1,000	21,264
Increase in accounts payable and accrued liabilities	253,123	675,715
NET CASH USED IN OPERATING ACTIVITIES	(385,005)	(261)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans payable	21,923	472
Shares issued for cash	363,082	—
Change in bank indebtedness	—	(211)
NET CASH PROVIDED BY FINANCING ACTIVITIES	385,005	261

Effect of exchange rate changes on cash	—	—

NET DECREASE IN CASH	—	—
CASH
Beginning of year	—	—
End of year	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$—	$—
Interest paid	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Stock issued to related party for current and future settlement of accounts payable and convertible debts	$—	$4,135,037
Settlement of promissory notes and accounts payable by FE Pharmacy Inc.	412,677	534.585
Conversion of promissory notes into common shares	—	60,954
Convertible loan payable for expenses paid directly by lender	—	27,151
Unissued shares for consulting services reclassified to liability	149,240	156,435
Reclassification of shares for consulting services to equity	—	361,197

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 1 - BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at December 31, 2018. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and in accordance with the instructions to Form 10-K related to smaller reporting companies as promulgated by the Securities and Exchange Commission.

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

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Earnings Per Share

The Company computes basic net loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the period by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the years ended December 31, 2018 and 2017, basic and diluted losses per share are the same for both years.

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

December 31, 2018 and 2017

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

In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2011 through 2018 are subject to examination. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

There are no financial instruments that are accounted for at fair value at December 31, 2018 and 2017.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

Stock Issued in Exchange for Services

In accordance with ASC 505, the valuation of the Company’s common stock issued to non-employees in exchange for services is valued at an estimated fair market value as determined by Management of the Company based upon trading prices of the Company’s common stock on the dates of the stock transactions. The corresponding expense of the services rendered is recognized over the contractor’s requisite service period (generally the vesting period of the equity grant).

Convertible promissory note

The Company accounts for conversion options embedded in convertible notes in accordance with ASC 815. ASC 815 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments if they do not meet the criteria for classification in stockholders’ equity.

The Company has evaluated the terms and conditions of its convertible notes under the guidance of ASC 815. The conversion feature did not meet the definition of “indexed to a company’s own stock” provided for in ASC 815. Therefore, the conversion features require bifurcation and liability classification. The Company recorded the conversion feature as a derivative liability and debt discount and is amortized over the life of the convertible note. The debt discount is recorded against the related convertible note outstanding. The amortization is recorded as interest expense. The derivative liabilities are re-valued at the end of each reporting period using the lattice Model, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

There were no revenues during 2018 and 2017.

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

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were $Nil during the years ended December 31, 2018 and 2017.

Recent Accounting Pronouncements

Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The effective date was the first quarter of fiscal year 2018 using one of two retrospective application methods or a cumulative effect approach. The Company applied the amendment retrospectively with the cumulative effect of initially applying this update recognized at the date of initial application but it did not have a material impact on the consolidated financial statements as there were insignificant revenues in the past.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Recent Accounting Pronouncements

Accounting Standards Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. ASU 2017-09 was applied prospectively to awards modified on or after the adoption date of January 1, 2018 and it did not have a material impact on the consolidated financial statements of the Company.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvement to Non-employee Share-Based Payment Accounting, which is part of the FASB’s simplification initiative to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This update provides consistency in the accounting for share-based payments to nonemployees with that of employees. The Company has adopted ASU 2018-07 in the first quarter of 2019. The adoption of ASU 2018-07 did not have a material impact on the Company’s financial statements and related disclosures.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK

Common Stock

On December 12, 2018, the Company received subscription agreements for the subscription of 9,077,050 common shares to be issued at $0.04 each for total proceeds of $363,082, which have been used to pay for the Company’s expenses.

On December 4, 2018, the Company approved the issuance of 6,762,905 common shares valued at $270,516 to the family of the controlling shareholder of FE Pharmacy Inc. as compensation for services rendered. 3,031,900 of the common shares valued at $121,276 were issuable prior to December 31, 2018 and the remaining 3,731,005 common shares valued at $149,240 will be issued after the authorized number of common shares of the Company is increased.

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

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 post reverse stock split common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. Because the 475,000,000 shares were issued before the approval by FINRA of the reverse stock split, the 475,000,000 shares issued during the quarter ended June 30, 2017 were reduced to 791,667 when the reverse stock split became effective and 474,208,333 additional post reverse stock split shares were issued on December 27, 2017 to make them whole again. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2018, the assignment of liabilities amount has been reduced by $Nil (2017 - $332,000) cash settlement of convertible promissory notes and $412,677 (2017 - $202,585) cash settlement of accounts payable.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

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

During 2018 and 2017, the Company did not issue any Preferred Class shares.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2018, Nil shares (2017 - 625,000,000 shares) were issued to directors of the Company as stock-based compensation and were valued, using the market closing price on the date of the grant, at $Nil (2017 - $5,816,861).

During 2018, 3,031,900 (2017 - 18,000,000 shares) valued at $121,276 (2017 - $156,696) were issued to the family of the controlling shareholder of FE Pharmacy Inc. and a related party as compensation for services rendered and for nominal cash. A further 3,731,005 valued at $149,240 was approved for issuance to the same family of the controlling shareholder of FE Pharmacy Inc, as compensation for services rendered but will be issued after the authorized number of common shares of the Company is increased. In 2017, because the 18,000,000 shares were issued before the approval by FINRA of the reverse stock split, the 18,000,000 shares were reduced to 30,000 when the reverse stock split becomes effective and 17,970,000 additional post reverse stock split shares were issued on December 19, 2017 to make them whole again, resulting in an increase in the original valuation of $204,762.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 shares of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issued to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2018, the assignment of liabilities amount has been reduced by $Nil (2017 - $332,000) cash settlement of convertible promissory notes and $412,677 (2017 - $202,585) cash settlement of accounts payable. Subsequent to December 31, 2018, there were additional cash settlement of accounts payable of $59,441 which reduced the assignment of liabilities amount.

Included in convertible loans payable to related parties is an amount of $820,689 (2017 - $734,246), including accrued interest, owing to a director and an affiliate of the Company.

Included in accounts payable and accrued liabilities is an amount of $908,004 (2017 - $667,239) due to directors and officers of the Company as at December 31, 2018.

Included in short term loans payable is an amount of $21,924 (2017 - $Nil) due to the controlling shareholder of FE Pharmacy Inc. and a related party as at December 31, 2018.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES

The convertible promissory notes were unsecured and bore interest at between 8% and 12% per annum with all principal and accrued interest due and payable between one and two years from the dates of execution of the Notes. The Holders of the Notes could, in lieu of payment of the principal and interest, elect to convert such amount into common shares of the Company at the agreed conversion price per share. There were no remaining notes outstanding as of December 31, 2018 and 2017.

A summary of the promissory notes is as follows:

	2018	2017
Balance as at beginning of year	$—	$324,586
Interest and penalties	—	45,909
Converted into shares	—	(39,644)
Settled by FE Pharmacy Inc. in cash	—	(332,000)
Amortization of debt discount	—	8,872
Gain on settlement	—	(7,723)
Balance as at end of year	$—	$—

The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the conversion option does not meet the criteria for classification in stockholders' equity.  Therefore, derivative accounting is applicable for the conversion option.

During the year 2017, there were no new promissory notes but there were additions due to accrued interest and penalties. The debt discounts were amortized over the terms of the respective Notes and were $8,872 at December 31, 2017 and, together with interest and penalties of $45,909 on the promissory notes, were included in net finance charge of $168,885 for the year ended December 31, 2017 in the consolidated statement of operations. The fair value of the embedded conversion feature is estimated at the end of each quarterly reporting period using the Multinomial lattice model. Revaluations of the derivative liabilities and their subsequent extinguishment resulted in change in fair value of $44,509 during the year ended December 31, 2017. Some convertible promissory notes were also cash settled for $332,000 by FE Pharmacy Inc. resulting in a gain on settlement of debt of $7,723.

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

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 5 – CONVERTIBLE PROMISSORY NOTES AND DERIVATIVE LIABILITIES (continued)

The following table illustrates the fair value adjustments that were recorded related to the level 3 derivative liabilities, associated with the convertible promissory notes:

	2018	2017
Fair value as at Beginning of Year	$-	$270,581
Elimination associated with conversion and settlement of promissory notes	-	(21,310)
Change in fair value loss (gain)	-	(249,271)
Fair value as at End of Year	$-	$-

As discussed in Note 3, during 2017, a loss of $204,762 was recognized on the liability for issuable shares. This resulted in a net derivative gain of $44,509 during 2017.

NOTE 6 – CONVERTIBLE LOANS PAYABLE

	2018	2017

Convertible promissory note bearing interest at 15% per annum - third party	$240,369	$215,520
Convertible promissory note bearing interest at 15% per annum – related party	820,688	734,246
	$1,061,057	$949,766

During the year ended December 31, 2018, $Nil (2017 - $27,151) was paid directly by the lender for expenses resulting in Convertible loans payable which bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes from the debt offering is $1,061,057, including accrued interest, of which $820,688 is to from related parties. Interest of $111,291 (2017 - $112,125) on the convertible loans payable are included in net finance charge of $111,291 (2017 - $168,885) for the year ended December 31, 2018 included in the consolidated statement of operations. All of the above convertible loans payable were in default as at December 31, 2018.

NOTE 7 – SHORT TERM LOANS PAYABLE

	2018	2017

Non-interest bearing short term funding from third parties	$16,431	$17,827
Non-interest bearing short term funding from related party	21,924	-
	$38,355	$17,827

As at December 31, 2018, the balance of $38,355 (2017 - $17,827) represented short term funding provided by third parties and a related party which are non-interest bearing, unsecured and have no fixed repayment date.  The portion of the loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each period end.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 8 – INCOME TAXES

The Company had no income taxes payable at December 31, 2018 and 2017.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2018	2017
Net loss for the year	$(763,631)	$(7,031,975)
Effective statutory rate	21%	34%
Expected tax recovery	$(160,363)	$(2,390,871)
Net effects of non deductible and allowable items	56,808	2,115,233
Change in valuation allowance	103,555	275,638
	$—	$—

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

	2018	2017
Net operating loss carry forward	$3,723,615	$3,602,486
Equipment	48,094	65,669
Valuation allowance	(3,771,709)	(3,668,155)
Deferred tax assets, net of valuation allowance	$—	$—

Net operating loss carry forwards totaled approximately $17,732,000 at December 31, 2018. The net operating loss carry forwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2018 due to uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382. Tax years 2011 through 2018 remain open to examination by tax authorities.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cut and Jobs Act, which establishes new tax laws that affects 2018 and future years, including a reduction in the U.S. federal corporate income tax rate to 21%, effective January 1, 2018.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Commitments

Agreements with suppliers

The Company has entered into agreements with a number of service providers for licensing of software and other professional services to be rendered. The total remaining amount committed is $2,773,737.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

Commitments(continued)

Sales commission agreement

On January 23, 2014, Kallo Inc. announced the signing of a US$200,000,925 Supply Contract with the Ministry of Health and Public Hygiene of the Republic Of Guinea under which Kallo was to implement customized healthcare delivery solutions.

In respect of the Project mentioned above, the Company had agreed with two third parties in Guinea to pay sales commissions as follows:

-	$20,000,000, payable as to an advance of $300,000 immediately after the loan agreement for the Kallo MobileCare and RuralCare program is signed by the Minister of Finance of the Republic of Guinea and the remainder within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo.
-	$4,000,000, payable within 7 to 14 business days of receipt of payment for the Project by Kallo in proportion to the payments received by Kallo. In addition, a performance incentive payment of $1,000,000 would be payable to three persons related to the third party.

On October 13, 2017, Kallo sent notices of termination of the agreements with the above two third parties and the agreements were terminated 30 days later.

Contingencies

On April 21, 2017, an ex-employee of Kallo obtained a judgement ordering Kallo to pay Canadian $ 131,608 for unpaid wages and expenses relating to services performed in 2016. The full amount has been accrued for in the financial statements of Kallo.

On October 24, 2016, a consultant obtained a judgement ordering Kallo to pay Canadian $34,924 for unpaid fees. The full amount has been accrued for in the financial statements of Kallo.

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

There is also a claim by Commercial Credit Adjusters on behalf of Northwest Company for payment of Canadian $34,000. An amount of Canadian $24,016 has been accrued for in the financial statements of Kallo. Negotiations are in process for the settlement of this debt for a lump sum.

Canada Revenue Agency has assessed the Company for Canadian $360,400 representing unremitted employee source deductions, of which $210,000 has been paid during 2018 and the remaining balance of Canadian $165,282 (including additional interest assessed) has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2018 and 2017

(Amounts expressed in US dollars)

NOTE 10 – SUBSEQUENT EVENT

On January 21, 2019, the Board of Directors of Kallo approved the issuance of 57,000,000 common stock to various directors, officers and shareholders as compensation for services rendered.

On February 19, 2019, the Company’s Board of Directors approved the designation of 5,000,000 shares of the Company’s Preferred Stock as Series B Preferred Stock (“Series B Shares”), each of which has 1,000 votes and the issuance of all the Series B Shares to the Company’s President and Chief Executive Officer as compensation for services rendered.

During January to March 2019, FE Pharmacy, Inc. settled Kallo’s accounts payable for a total of $59,440.

On December 6, 2019 the Company entered into a Joint Venture Corporation Agreement (the “Agreement”) with Techno-Investment Module, Ltd, a corporation domiciled in the Republic of Belarus (“TIM”) and Vintage Ventures Limited, a company domiciled in the Republic of Ghana (“Vintage”) for the purpose of pursuing certain commercial projects in the Republic of Ghana under the auspices of Ghana’s Petroleum Hub. However, subsequently, in light of certain unanticipated difficulties, we are persuaded that the challenges of undertaking transactions in the current and unprecedented COVID-19 environment present serious additional uncertainties together with serious and protracted risks, particularly in the factual context present here. Thus, we may not be able to proceed with any one or all of the contemplated transactions as set forth in the Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 7 2019, we received the resignation of our principal independent accountant, Malone Bailey, LLP.

MaloneBailey has served as our principal independent accountant for the prior fiscal years since 2014. The principal independent accountant's report issued by MaloneBailey, LLP for either of the years ended December 31, 2016 and December 31, 2017 did not contain any adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph regarding our ability to continue as a going concern.

We are able to report that during the years ended December 31, 2015, December 31, 2016 and December 2017  through May 7, 2019 there were no disagreements with MaloneBailey, our former principal independent accountant, on any matter of accounting principles or practices, financial statement  disclosure, or auditing scope or procedure, which, if not resolved to MaloneBailey's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. During the period of engagement there were no reportable events as that term is defined in Item 304(a)(1)(iv) of Regulation S-K except MaloneBailey having advised us that it identified certain deficiencies in our internal control over financial reporting that constitute material weaknesses as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017.  At no time in the past two years did the accounting opinion of MaloneBailey contain an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph regarding our ability to continue as a going concern.

New independent registered public accounting firm

On July 20, 2020 the Company completed telephone discussions with BF Borgers, Certified Public Accountants wherein the parties orally agreed that the Company would retain the services of BF Borgers, Certified Public Accountants to serve as the Company’s independent accountant in connection with the Company’s financial statements for the fiscal years following the Company’s fiscal years ending after December 31, 2017. While the Company has not entered into a written engagement agreement to engage BF Borgers, Certified Public Accountants to serve as the Company’s independent accountant, the Company is hopeful that it may do so in the future.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018. Material weakness identified included:

*	Lack of segregation of duties
*	Insufficient controls over the financial close process and preparation of the financial statements identified by the auditors during the audit of the company's financial statements for the year ended December 31, 2018.

We will begin to take steps to remedy the foregoing material weaknesses, including hiring a VP of Finance to oversee the accounting and financial reporting process, after the Company secures new contracts.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Cecil	55	President, Chairman of the Board of Directors, Chief
255 Duncan Mill Road, Suite 504 Toronto, Ontario Canada M3B 3H9		Executive Officer and Chief Financial Officer

Lloyd A. Chiotti	70	Chief Operating Officer and Director
255 Duncan Mill Road, Suite 504 Toronto, Ontario Canada M3B 3H9

Samuel R Baker	83	Secretary and a Director
255 Duncan Mill Road, Suite 504 Toronto, Ontario Canada M3B 3H9

Background of officers and directors

John Cecil – President, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

On October 20, 2010, John Cecil was appointed Chairman of the Board of Directors, Chief Executive Officer and a Director and on February 29, 2016, Mr Cecil was appointed President. And as of March 25, 2011, John Cecil was appointed the treasurer, principal financial officer and principal accounting officer of Kallo Inc. Since December 31, 2009, John Cecil was on our board of directors.  Since December 2003 John Cecil has been the president of Rophe Medical Technologies Inc., in Toronto, Canada.  He was responsible for its research and development and the design and copyright of the company’s technology.  From May 2008 to April 2009 Mr. Cecil was the Senior Healthcare Solutions Architect at SUN Microsystems Canada Inc., in Toronto, Canada, a publicly traded company listed on the NASDAQ under the symbol JAVA.  He was responsible for Innovative product positioning by workshops / white board sessions with stakeholders of the customer to increase business value and support sales in revenue growth and design innovative technology solutions.  From April 2007 to May 2008, Mr. Cecil was the Healthcare Director at Satyam Computer Service Ltd., in Toronto, Canada, a publicly traded company listed on the NYSE under the symbol “SAY”.  He managed healthcare consulting practices and services. On February 29, 2016, Mr Cecil was appointed to the position of President of Kallo Inc.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2017, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)[1]	($)	(S)	($)	($)	($)
John Cecil	2018	165,246	0	0	0	0	0	0	165,246
Chairman & CEO	2017	169,618	0	4,681,063	0	0	0	0	4,850,681

Samuel Baker	2018	0	0	0	0	0	0	0	0
Secretary	2017	0	0	295,344	0	0	0	0	295,344

Lloyd Chiotti	2018	133,022	0	0	0	0	0	0	133,022
Director & EVP	2017	136,541	0	840,454	0	0	0	0	976,995

[1]	During the year ended December 31, 2017, 625,000,000 common shares were approved for issuance to directors and officers for a total amount of $5,816,861 of which $NIL was contributed as cash by them and $5,816,861 was to be granted to them as stock-based compensation.

The number of shares approved for issuance as compensation to each named executive officer for the year ended December 31, 2017 was as follows:

•	John Cecil – 505,000,000 common shares issuable as compensation valued at $4,681,063
•	Samuel Baker – 30,000,000 common shares issuable as compensation valued at $295,344
•	Lloyd Chiotti – 90,000,000 common shares issuable as compensation valued at $840,454

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

Name and Address Beneficial Owner [1]	Number of Common Shares Owned	Percentage of Ownership	Number of Preferred Shares Owned	Percentage of Ownership
John Cecil [2]	507,756,028	44.71%	70,000,000	73.69%
255 Duncan Mill Road, Suite 504 Toronto, ON M3B 3H9

Lloyd Chiotti	91,370,917	8.05%	5,000,000	5.26%
255 Duncan Mill Road, Suite 504 Toronto, ON M3B 3H9

Samuel Baker [3]	30,546,508	2.69%	-	0.00%
255 Duncan Mill Road, Unit 504 Toronto, ON, M3B 3H9

All Officers and Directors as a Group (3 persons)	629,673,453	55.45%	75,000,000	78.95%

[1]	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.
[2]	Includes 32,670 shares of common stock owned by family members of John Cecil.
[3]	Includes 667 shares of common stock owned by family members of Samuel Baker.
[4]	Each preferred share is entitled to 100 votes.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at December 31, 2018, we owe our officers and directors $908,004 in accounts payable and accrued liabilities.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

2018	$31,030	MaloneBailey LLP
2017	$62,810	MaloneBailey LLP

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2018	$0	MaloneBailey, LLP
2017	$0	MaloneBailey LLP

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018	$0	MaloneBailey, LLP
2017	$0	MaloneBailey LLP

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2018	$0	MaloneBailey LLP
2017	$0	MaloneBailey LLP

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/29/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10..8	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.9	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.10	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.11	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.12	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.13	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.14	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

10.15	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.16	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.17	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.18	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.19	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.20	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.21	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.22	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.23	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.24	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.25	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.26	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.27	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.28	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.	10-K	4/14/16	23.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of December, 2020.

KALLO INC.

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer,	December 16, 2019
John Cecil	Principal Financial Officer and the Chairman of Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	December 16, 2019
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI Lloyd A. Chiotti	Chief Operating Officer and member of the Board of Directors	December 16, 2019