Form 10-Q
period 2019-03-31
Kallo Inc.
filed 2021-01-14
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.

(Exact name of registrant as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

255 Duncan Mill Road,

Suite 504

Toronto, Ontario

Canada M3B 3H9

(Address of principal executive offices, including zip code.)

(416) 246-9997

(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,147,698,199 as of December 31, 2020.

KALLO INC.

MARCH 31, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

(Unaudited)

	March 31,	December 31,
ASSETS	2019	2018
Current Assets:
Total Current Assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	3,426,576	3,307,421
Convertible loans payable – third parties	246,496	240,369
Short term loans payable	65,031	38,355
Convertible loans payable – related parties	842,003	820,688
Liability for issuable shares	1,724,290	149,240
Total Current Liabilities	6,304,396	4,556,073
TOTAL LIABILITIES	6,304,396	4,556,073

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,147,698,199 and 1,147,698,199 shares issued and outstanding, respectively.	11,478	11,478
Additional paid-in capital	41,920,116	41,920,116
Assignment of liabilities	(3,494,442)	(3,550,857)
Accumulated deficit	(44,742,498)	(42,937,760)

Total Stockholders’ Deficiency	(6,304,396)	(4,556,073)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

(Unaudited)

	Three months Ended
	March 31,
	2019	2018

Operating Expenses
General and administration	$1,711,474	$122,820
Selling and marketing	1,086	—
Operating loss	(1,712,560)	(122,820)

Interest and financing costs	(27,442)	(27,442)
Foreign exchange (loss) gain	(64,736)	83,934

Net Loss	$(1,804,738)	$(66,328)

Basic and diluted net loss per share	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	1,147,698,199	1,135,699,249

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

For the three months ended March 31, 2019

(Amounts expressed in US dollars)

(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2018	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,550,857)	(42,937,760)	(4,556,073)
Cash settlement of liabilities	—	—	—	—	—	56,415	—	56,415
Net loss	—	—	—	—	—	—	(1,804,738)	(1,804,738)
Balance March 31, 2019	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,494,442)	$(44,742,498)	$(6,304,396)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

(Unaudited)

	Three months Ended
	March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,804,738)	$(66,328)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	1,574,480	—
Interest and penalties	27,442	27,441
Unrealized foreign exchange loss (gain)	64,984	(85,063)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	111,489	123,950
NET CASH USED IN OPERATING ACTIVITIES	(26,343)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	26,343	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	26,343	—

NET (DECREASE) INCREASE IN CASH	—	—
CASH - BEGINNING OF PERIOD	—	—
CASH - END OF PERIOD	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy, Inc.	$56,415	$29,086

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2019

(Amounts expressed in US dollars)

(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at March 31, 2019. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes, which are included as part of the Company’s Form 10-K filed with the SEC for the year ended December 31, 2018.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended December 31, 2018 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This pronouncement is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. The Company adopted this new standard on January 1, 2019 using the modified retrospective transition approach but it did not have a material impact on the consolidated financial statements as there was no lease in existence.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2019

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

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2019, there were no movements in share capital issued and outstanding.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the three months ended March 31, 2019, the assignment of liabilities amount has been reduced by $56,415 cash settlement of accounts payable.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2019, the Board of Directors approved the issuance of 57,000,000 shares to directors and shareholders of the Company as stock-based compensation and they were valued at $1,373,700. These shares will be issued after the Company is able to increase its authorized number of common shares.

During the quarter ended March 31, 2019, the Company designated 5,000,000 of is preferred stock as Series B preferred stock, each of which has 1,000 votes and are not convertible. The Company, will not, without the approval or express written consent of the all the holders of the Series B preferred stock (i) establish, create, authorize or approve the issuance of any series or class of preferred stock (ii) change any of the rights, privileges or preferences of the Series B preferred stock or (iii) redeem the Series B preferred stock..

During the quarter ended March 31, 2019, the Board of Directors approved the issuance of 5,000,000 Series B preferred shares to a director as compensation for services rendered and their fair value were deemed to be $201,350 based on the voting rights of the preferred shares relative to the fair value of the Company at the date of the approved issuance. These shares will be issued after the Company becomes current on all its filings requirements.

Included in liability for issuable shares is 3,731,005 common shares valued at $149,240 and approved for issuance to a family of the controlling shareholder of FE Pharmacy Inc as compensation during 2018 which will be issued after the Company is able to increase its authorized number of common shares. The transfer agent has erroneously issued these shares in spite of the Company’s instructions to wait for the increase in authorized number of common shares.

Included in accounts payable and accrued liabilities is an amount of $1,006,306 (December 31, 2018 - $908,004) due to directors of the Company as of March 31, 2019.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2019

(Amounts expressed in US dollars)

(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	March 31, 2019	December 31, 2018

Convertible promissory notes bearing interest at 15% per annum – third parties	$246,496	$240,369
Convertible promissory notes bearing interest at 15% per annum – related parties	842,003	820,688
	$1,088,499	$1,061,057

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,088,499, including accrued interest, of which $842,003 is to from related parties. Interest of $27,442 on the convertible loans payable are included in net finance charge for the three months ended March 31, 2019 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of March 31, 2019.

NOTE 6 – SHORT TERM LOANS PAYABLE

	March 31, 2019	December 31, 2018

Non-interest bearing short term funding from third party	$16,292	$16,431
Non-interest bearing short term funding from related party	48,739	21,924
	$65,031	$38,355

As of March 31, 2019, the balance of $65,031 represented short term funding provided by a third party and a related party which are non-interest bearing, unsecured and have no fixed repayment date.  The loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2019

(Amounts expressed in US dollars)

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $112,243 as at March 31, 2019 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

NOTE 8 – SUBSEQUENT EVENTS

After March 31, 2019, accounts payable for a total of $39,388 were settled in cash by FE Pharmacy Inc. under the agreement mentioned in Note 3.

On December 6, 2019 the Company entered into a Joint Venture Corporation Agreement (the “Agreement”) with Techno-Investment Module, Ltd, a corporation domiciled in the Republic of Belarus (“TIM”) and Vintage Ventures Limited, a company domiciled in the Republic of Ghana (“Vintage”) for the purpose of pursuing certain commercial projects in the Republic of Ghana under the auspices of Ghana’s Petroleum Hub. However, subsequently, in light of certain unanticipated difficulties, the Company was persuaded that the challenges of undertaking transactions in the current and unprecedented COVID-19 environment present serious additional uncertainties together with serious and protracted risks, particularly in the factual context present here. Thus, the Company may not be able to proceed with any one or all of the contemplated transactions as set forth in the Agreement.

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

We are a small company with limited financial and managerial resources and we are insolvent. There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated insignificant revenues from our operations during the last eight years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last eight fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors. This has enabled product and business development, continued operations, and generation of customer interest. In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months. These options include, but are not limited to, debt and equity offers to existing shareholders, debt and equity offers to independent investment professionals and through various other financing alternatives.  We currently believe that if we can secure sufficient additional capital on a timely basis, in sufficient amounts and on reasonable terms and if we are successful in securing at least one project that likely will enable us to continue operations for the next 12 months.  There can be no guarantee that we will receive sufficient additional capital on a timely basis and on reasonable terms that will allow is to continue to remain in business. Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require to sustain our Company as a corporate entity or otherwise allow us to meet our financial obligations.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc. whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as of April 7, 2017. Management believes that with this agreement in place, it can concentrate on bringing the potential projects as detailed below to fruition and any additional funding can be met through one of the three options mentioned above.

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

Emergency Medical Services – provides ground and air ambulance vehicles for emergency patient transport. We have now incorporated Medical Drone Services.

Based solely on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our end-to-end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also install our copyrighted software and third party software as required along with a five (5) year support agreement renewable after the five (5) year initial term that includes the medical equipment, software licenses, installation implementation and training.  If we are successful then we anticipate that may, if circumstances are favorable, allow us to generate an ongoing revenue stream for service, maintenance, spare-parts, and consumables. However, we can not assure you that even if we are able to achieve these goals that we can do so at levels that may allow us to achieve and sustain positive cash flow and profitability. We have incurred significant and protracted losses and we have no record of achieving and sustaining positive cash flow and profitability and we can not be certain that we will achieve either or both of these goals at any time in the future.

Business Overview

The Global need for standardized healthcare service delivery to all geographies and to all people is the fundamental business driver for the innovation of the Kallo Integrated Delivery System – “KIDS”.

This unique and comprehensive concept was developed based on first hand discovery and a detailed study of ground realities and causal analysis over 15 years. The business issues in the current healthcare systems are addressed by intricate orchestration of technologies both proprietary and off the shelf to create a standardized healthcare delivery model across the continuum of care.

A strategic market approach was defined for customers to take a well-informed decision and to work with Kallo on a national strategy for healthcare infrastructure and a standardized healthcare services delivery model across the country. This led to the development of a structured business development process and management for business success.

The business development model, unique to KIDS, included in-country stakeholder workshops and white-board sessions on the KIDS concept and its application in their context of healthcare infrastructure and healthcare services delivery model.

Kallo instituted the concept of conducting detailed Clinical, Engineering and Technology studies led by Kallo to establish detailed requirements for preparation of a customized proposal for the country and a phased roll out plan.

In addition, Kallo has addressed the major issue of financing such large initiatives in under developed countries by developing a network of financial institutions and Banks across the globe focused on humanitarian and healthcare projects.

Go-To-Market Strategy

Our Sales Go-To-Market Strategy is segmented based on the varying needs of our customers in the following three categories:

  Full solution with Kallo Integrated Delivery System (KIDS) – typically longer sales cycle and includes the end to end solution of Mobile Clinics, Rural Poly Clinics, Global and Regional response centers, Clinical and Administrative command centers, telehealth support, Kallo University training, pharmacy and medical consumable support and Emergency services with ground and air ambulance vehicles. This solution is focused on the end-to-end healthcare needs of developing countries.
  Medical Tourism
  COVID-19 Rapid Response Program

Kallo’s Value Proposition

  Laying the foundational elements in building the primary care infrastructure for an entire country
  Providing Technologies for current and future adoption of advancements in clinical services such as Telemedicine, remote maintenance and management etc.
  Creating operational policies and procedures to set higher standards of care
  Provide Education and training to build resource capacity within the country
  KIDS provide a modular and flexible Point-of-Care facility to enable healthcare services from cities to the most rural areas in a given country and helps overcome inequalities in healthcare services across all geographies.

Kallo’s Key Market Differentiators

Kallo differentiates itself in our market segment by offering the most comprehensive and holistic healthcare deliver solution available to meet the needs of developing countries and countries with rural and remote populations. Kallo has invested considerable time and energy studying and understanding the healthcare needs of our target market.

Unequivocal Differentiators

1.	Care platforms (Point-of-care facilities - Mobile Clinics, Rural clinics & Modular Hospitals) manufactured to North American and internationally accepted standards
2.	Programs, facilities and services set-up to proactively detect and treat infectious diseases
3.	On-going Tele-health service support, leveraging both local and international expertise
4.	On-going education, training, & certification programs offered through Kallo University
5.	On-going service & maintenance programs for all facilities and equipment
6.	Leverages local skillsets and creates employment opportunities

Competitive Landscape

Healthcare landscape is the most complex industry at large. It has developed in each area of its function in an isolated fashion and hence today we have disparate functions, technologies and infrastructure. Globally healthcare industry leaders are working hard to bring a synchronized approach in patient encounter, diagnosis and treatment including preventive care. Kallo has leaped into the future with the KIDS concept and have successfully brought together technologies including global telemedicine, infrastructure and functional expertise leading the industry and have created the Kallo business ecosystem.

Kallo Integrated Delivery System (KIDS) has been the key to our success in the under-developed, countries and will take a lead into developing and developed countries with the flexibility of deploying components of KIDS.

Need for additional capital

We have incurred significant and protracted operating losses since inception and have an accumulated deficit and a working capital deficit at March 31, 2019. We expect to incur additional losses as we execute our go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2019 or 2018. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we cannot assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow to achieve and sustain positive cash flow and profitability.

Expenses

During the three months ended March 31, 2019 we incurred total expenses of $1,804,738, including $1,672,873 in salaries and compensation, $32,897 in professional fees, $27,442 in interest and financing costs, $64,736 in loss on foreign exchange, $1,086 in selling and marketing and $5,704 as other expenses whereas during the three months ended March 31, 2018 we incurred total expenses of $66,328, including $101,945 in salaries and compensation, $17,155 in professional fees. $27,442 in interest and financing costs, $83,934 in gain on foreign exchange and $3,720 as other expenses.

The increase in our total expenses for the three months ended March 31, 2019 from the comparative period is mainly due to an increase in salaries and compensation of $1,570,928 due to non-cash stock-based compensation of $1,574,480, an increase in professional fees of $15,742, an increase of $148,670 in foreign exchange loss. The negative change in foreign exchange is due to the depreciation of the US dollar vis a vis the Canadian dollar.

The Company is operating with a minimal number of full time employees and office space until it can secure new contracts.

Net Loss

During the three months ended March 31, 2019 we did not generate any revenues and incurred a net loss of $1,804,738 compared to a net loss of $66,328 during the same period in 2018. The main reasons were the increase in salaries and compensation and foreign exchange loss as discussed above. In that respect, we cannot assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals.

Liquidity and capital resources

As at March 31, 2019, the Company had no current assets and current liabilities of $6,304,396, indicating working capital deficiency of $6,304,396. As of March 31, 2019, we had no assets and our total liabilities were $6,304,396 comprised of $3,426,576 in accounts payable and accrued liabilities, convertible loans payable of $1,088,499, short term loans of $65,031 and liability for issuable shares of $1,724,290.

Cash used in operating activities amounted to $26,343 during the three months ended March 31, 2019, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $26,343 from proceeds from short term loans payable.

There was no cash movement in investing activities during the current three months period ended March 31, 2019.

As of March 31, 2019, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $112,243 as at March 31, 2019 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

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

ITEM 6.	EXHIBITS.

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Samuel Baker	8-K	2/22/11	10.4

10.8	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.9	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.10	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.11	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.12	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.13	2011 Non-Qualified Stock Option Plan	S-8	6/27/11	10.1

10.14	Multimedia Contractual Agreement with David Miller	8-K	10/28/11	10.1

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

10.15	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.16	Independent Contractor Agreement with Savers Drug Mart	8-K	1/26/12	10.1

10.17	2012 Non-Qualified Stock Option Plan	S-8	9/06/12	10.1

10.18	Memorandum of Offering with Ministry of Health of Republic of Ghana	S-1/A-3	6/26/13	10.32

10.19	Addendum to Investment Agreement with Kodiak	S-1/A-4	7/31/13	10.33

10.20	Second Addendum to Investment Agreement with Kodiak	S-1	8/25/14	10.34

10.21	Email from Kodiak	S-1/A-1	9/24/14	10.35

10.22	Email from Kodiak	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter	10-K	4/15/08	99.2

99.3	FCPA Code	S-1	8/25/14	99.3

99.4	Letter from Ministry of Health	8-K	6/08/15	99.2

99.5	Letter from Minister of Health and Public Hygiene	8-K	6/24/15	99.2

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of January, 2021.

KALLO INC.

KALLO INC.
(The “Registrant”)

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and a Chairman of the Board of Directors

EXHIBIT INDEX

The following documents are included herein:

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.2	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.3	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.4	Investment Agreement with Kodiak Capital Group, LLC dated October 20, 2014	S-1	10/30/14	10.6

10.5	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.6	Termination of Employment Agreement with John Cecil	8-K	2/22/11	10.2

10.7	Termination of Employment Agreement with Samuel Baker	8-K	2/22/11	10.4

10.8	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.9	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.10	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.11	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.12	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.13	2011 Non-Qualified Stock Option Plan	S-8	6/27/11	10.1

10.14	Multimedia Contractual Agreement with David Miller	8-K	10/28/11	10.1

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

10.15	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.16	Independent Contractor Agreement with Savers Drug Mart	8-K	1/26/12	10.1

10.17	2012 Non-Qualified Stock Option Plan	S-8	9/06/12	10.1

10.18	Memorandum of Offering with Ministry of Health of Republic of Ghana	S-1/A-3	6/26/13	10.32

10.19	Addendum to Investment Agreement with Kodiak	S-1/A-4	7/31/13	10.33

10.20	Second Addendum to Investment Agreement with Kodiak	S-1	8/25/14	10.34

10.21	Email from Kodiak	S-1/A-1	9/24/14	10.35

10.22	Email from Kodiak	S-1/A-1	9/24/14	10.36

14.1	Code of Ethics	S-1	8/25/14	14.2

16.1	Letter from Collins Barrow Toronto LLP	8-K/A-1	2/15/12	16.3

16.2	Letter from Schwartz Levitsky Feldman LLP	8-K/A-3	8/13/14	16.1

21.1	List of Subsidiary Companies	10-K	3/31/10	21.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

99.1	Audit Committee Charter	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter	10-K	4/15/08	99.2

99.3	FCPA Code	S-1	8/25/14	99.3

99.4	Letter from Ministry of Health	8-K	6/08/15	99.2

99.5	Letter from Minister of Health and Public Hygiene	8-K	6/24/15	99.2

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

101.INS	XBRL Instance Document				X

101.SCH	XBRL Taxonomy Extension – Schema				X

101.CAL	XBRL Taxonomy Extension – Calculations				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X