Form 10-Q
period 2019-06-30
Kallo Inc.
filed 2021-01-14
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

JUNE 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

(Unaudited)

	June 30,	December 31,
ASSETS	2019	2018
Current Assets:
Total Current Assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	3,604,497	3,307,421
Convertible loans payable – third parties	252,691	240,369
Short term loans payable	66,201	38,355
Convertible loans payable – related parties	863,554	820,688
Liability for issuable shares	1,724,290	149,240
Total Current Liabilities	6,511,233	4,556,073
TOTAL LIABILITIES	6,511,233	4,556,073

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,147,698,199 and 1,147,698,199 shares issued and outstanding, respectively.	11,478	11,478
Additional paid-in capital	41,920,116	41,920,116
Assignment of liabilities	(3,471,341)	(3,550,857)
Accumulated deficit	(44,972,436)	(42,937,760)

Total Stockholders’ Deficiency	(6,511,233)	(4,556,073)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating Expenses
General and administration	$107,949	$121,909	$1,819,423	$244,729
Selling and marketing	26,882	4	27,968	4
Operating loss	(134,831)	(121,913)	(1,847,391)	(244,733)

Interest and financing costs	(27,746)	(27,746)	(55,188)	(55,185)
Foreign exchange (loss) gain	(67,361)	65,128	(132,097)	149,062

Net Loss	$(229,938)	$(84,531)	$(2,034,676)	$(150,859)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	1,147,698,199	1,135,699,249	1,147,698,199	1,135,699,249

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

For the six months ended June 30, 2019

(Amounts expressed in US dollars)

(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2018	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,550,857)	$(42,937,760)	$(4,556,073)
Cash settlement of liabilities	—	—	—	—	—	56,415	—	56,415
Net Loss	—	—	—	—	—	—	(1,804,738)	(1,804,738)
Balance March 31, 2019	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,494,442)	(44,742,498)	(6,304,396)
Cash settlement of liabilities	—	—	—	—	—	23,101	—	23,101
Net loss	—	—	—	—	—	—	(229,938)	(229,938)
Balance June 30, 2019	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,471,341)	$(44,972,436)	$(6,511,233)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

(Unaudited)

	Six months Ended
	June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,034,676)	$(150,859)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	1,574,480	—
Interest and penalties	55,188	55,188
Unrealized foreign exchange loss (gain)	132,657	(150,810)
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	—	1,000
Increase (decrease) in accounts payable and accrued liabilities	245,182	245,481
NET CASH USED IN OPERATING ACTIVITIES	(27,169)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	27,169	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,169	—

NET (DECREASE) INCREASE IN CASH	—	—
CASH - BEGINNING OF PERIOD	—	—
CASH - END OF PERIOD	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy, Inc.	$79,516	$137,907

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2019

(Amounts expressed in US dollars)

(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at June 30, 2019. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2019

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

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2019, there were no movements in share capital issued and outstanding.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the six months ended June 30, 2019, the assignment of liabilities amount has been reduced by $79,516 cash settlement of accounts payable.

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

Included in accounts payable and accrued liabilities is an amount of $1,137,854 (December 31, 2018 - $908,004) due to directors of the Company as of June 30, 2019.

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2019

(Amounts expressed in US dollars)

(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	June 30, 2019	December 31, 2018

Convertible promissory notes bearing interest at 15% per annum – third parties	$252,691	$240,369
Convertible promissory notes bearing interest at 15% per annum – related parties	863,554	820,688
	$1,116,245	$1,061,057

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,116,245, including accrued interest, of which $863,554 is to from related parties. Interest of $55,188 on the convertible loans payable are included in net finance charge for the six months ended June 30, 2019 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of June 30, 2019.

NOTE 6 – SHORT TERM LOANS PAYABLE

	June 30, 2019	December 31, 2018

Non-interest bearing short term funding from third party	$16,636	$16,431
Non-interest bearing short term funding from related party	49,565	21,924
	$66,201	$38,355

As of June 30, 2019, the balance of $66,201 represented short term funding provided by a third party and a related party which are non-interest bearing, unsecured and have no fixed repayment date. The loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2019

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $93,373 as at June 30, 2019 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

NOTE 8 – SUBSEQUENT EVENTS

After June 30, 2019, accounts payable for a total of $16,288 were settled in cash by FE Pharmacy Inc. under the agreement mentioned in Note 3.

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

Need for additional capital

We have incurred significant and protracted operating losses since inception and have an accumulated deficit and a working capital deficit at June 30, 2019. We expect to incur additional losses as we execute our go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2019 or 2018. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we can assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow to achieve and sustain positive cash flow and profitability.

Expenses

During the three months ended June 30, 2019 we incurred total expenses of $229,938, including $100,505 in salaries and compensation, $2,750 in professional fees, $27,746 in interest and financing costs, $67,361 in loss on foreign exchange, $26,882 in selling and marketing and $4,694 as other expenses whereas during the three months ended June 30, 2018 we incurred total expenses of $84,531, including $99,824 in salaries and compensation, $16,394 in professional fees, $27,746 in interest and financing costs and $5,695 as other expenses offset by $65,128 of foreign exchange gain.

The increase in our total expenses for the three months ended June 30, 2019 from the comparative period is mainly due to an increase of $132,489 in foreign exchange loss. The negative change in foreign exchange is due to the depreciation of the US dollar vis a vis the Canadian dollar.

During the six months ended June 30, 2019 we incurred total expenses of $2,034,676, including $1,773,378 in salaries and compensation, $35,647 in professional fees, $55,188 in interest and financing costs, $132,097 in loss on foreign exchange, $27,968 in selling and marketing and $10,398 as other expenses whereas during the six months ended June 30, 2018 we incurred total expenses of $150,859, including $201,769 in salaries and compensation, $33,549 in professional fees, $55,185 in interest and financing costs and $9,418 in other expenses offset by $149,062 foreign exchange gain.

The increase in salaries and compensation of $1,571,609 is mainly due to non-cash stock based compensation of $1,574,480 in the current period. There is also a negative change in foreign exchange of $281,159 due to depreciation of the US dollar vis a vis the Canadian dollar.

The Company is operating with a minimal number of full time employees and office space until it can secure new contracts.

Net Loss

During the three months ended June 30, 2019 we did not generate any revenues and incurred a net loss of $229,938 compared to a net loss of $84,531 during the same period in 2018. The main reason was the foreign exchange loss as discussed above. In that respect, we can not assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals.

During the six months ended June 30, 2019 we did not generate any revenues and we incurred a net loss of $2,034,676 compared to a net loss of $150,859 during the same period in 2018. The main reasons were the increase in salaries and compensation due to stock based compensation and negative movement in exchange rate as discussed above. In that respect, we can not assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals.

Liquidity and capital resources

As at June 30, 2019, the Company had no current assets and current liabilities of $6,511,233, indicating working capital deficiency of $6,511,233. As of June 30, 2019, we had no assets and our total liabilities were $6,511,233 comprised of $3,604,497 in accounts payable and accrued liabilities, convertible loans payable of $1,116,245, short term loans of $66,201 and liability for issuable shares of $1,724,290.

Cash used in operating activities amounted to $27,169 during the six months ended June 30, 2019, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $27,169 from proceeds from short term loans payable.

There was no cash movement in investing activities during the current six months period ended June 30, 2019.

As of June 30, 2019, our Total Liabilities exceeded our Total Assets because we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $93,373 as at June 30, 2019 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

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