Form 10-K
period 2019-12-31
Kallo Inc.
filed 2021-01-14
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019

Commission file number 000-53183

KALLO INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0542529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2019: $445,125

The registrant had 1,147,698,199 shares of common stock outstanding as of December 31, 2020.

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

Management’s View of the Market Trend

The Intelligence Unit of The Economist published a report in 2017 recognizing that access to healthcare is a key topic of debate worldwide and that countries are facing a range of healthcare challenges.

In 2016, they developed the Global Access to Healthcare Index to measure how healthcare systems across 60 countries are working to address their most pressing healthcare needs.

As shown in Chart 1 below, the index is based on a set of accessibility and healthcare-system measures. The accessibility domain measures access to specific kinds of care and the healthcare systems domain measures access to effective and relevant healthcare services such as policy, institutions, and infrastructure.

One of the primary findings of this report is that much more needs to be done to develop and extend coverage, the geographical reach of infrastructure, equity of access, and efficiency to improve the sustainability of health systems.

Specifically, the key findings of the report are as follows:

1.	Political will and a social compact are prerequisites for both access and sustainable health systems.
2.	Public investment underpins good access and demonstrates the commitment of governments to ensuring the health of their populations.
3.	Universal coverage does not mean universal access, but extending universal health coverage (UHC) can be a crucial part of improving access.
4.	Access to data is fundamental.
5.	A well-trained and integrated workforce is the backbone of a sustainable healthcare system.
6.	Good primary care is a vital building block for good access.

       As might be expected, the index reveals that developed countries are performing much better in all areas compared with developing countries. For example, Chart 8 below identifies the lowest performing countries in the area of equity of access to healthcare.

The report also recognizes that many developing countries have shown significant improvements in their efforts to meet the UN’s Millennium Development Goals (MDGs), and the countries that have signed up to the Sustainable Development Goals (SDGs) have agreed to aim for a 40% reduction in premature deaths by 2030. As part of the SDGs, countries have pledged to reduce child and maternal deaths and mortality from tuberculosis, HIV and malaria by two-thirds, and deaths from non-communicable diseases (NCDs) and other causes by one-third. Yet it is increasingly clear that insufficient investment in healthcare, particularly in the developing world, has led to disparities in health outcomes globally.

Over the last couple of decades there have been growing multilateral efforts to encourage countries to increase the amount of money they spend on healthcare. The WHO has recommended that countries spend a minimum of 5% of GDP on health in order to be taken seriously on provision of access. Meanwhile, in the Abuja Declaration of 2001 the heads of state of African Union countries pledged to set a target of allocating at least 15% of their budgets to improving healthcare. Over a decade later, however, many of them were still making insufficient progress.

The extensive work that Kallo has done over the past 10 years studying the health challenges faced by many African countries has led to the design of our comprehensive healthcare delivery solution which addresses all of the key findings of this report.

       With regards to the importance of political will, Kallo’s approach of working closely with the government, providing a national healthcare system tailored to the specific needs of the country and Kallo’s commitment to providing ongoing support helps to engender the political will that developing countries need to achieve success.

With regards to the importance of public investment in healthcare, Kallo is helping to address this need by providing innovative financing options which allow developing countries to make the needed healthcare investments without creating undue negative economic impact.

With regards to the issue of universal health coverage, the report states that there is an important distinction to be made between the ability to access healthcare services and its successful delivery to a wide population. Further, the report states that a right to healthcare may be guaranteed in law, but not actually available in reality, especially in remote and underdeveloped regions. Kallo’s KIDS solution specifically recognizes the importance of extending universal health coverage through the innovative use of a variety of care platforms that can reach the unreached while using technology to ensure that the access to healthcare services is available to all the citizens of a country.

With regards to access to data, the KIDS solution includes state-of-the-art integrated electronic medical records and hospital information systems to gather and process the data that is critical to allowing governance structures to effectively oversee the entire healthcare system.

With regards to the importance of a well-trained and integrated workforce, Kallo has recognized the importance of providing education and training to local healthcare practitioners by establishing Kallo University which collaborates with teaching institutions and hospitals in Canada to provide a wide range of these services.

With regards to the importance of good primary care, the KIDS solution specifically focuses on providing primary care through all of its care platforms as well as providing specialized care as required.

Through all of Kallo’s extensive study of the healthcare challenges of developing countries and as confirmed by the key findings of this Economist Intelligence Unit report, we are convinced that Kallo’s comprehensive KIDS solution and our approach to working directly with the governments of developing countries provides the greatest opportunity for achieving success in significantly improving access to world class healthcare services for all.

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

Within the global market that we serve, North America has some of the most stringent regulations and standards for medical technology and pharmaceutical approvals. As such, we have partnered with a number of major biomedical devices/equipment suppliers to ensure the highest standards of equipment. If we are successful, we intend to utilize only the highest standards of product regardless of the market that we are serving.

Employees

As of January 14, 2021, we have four full time employees.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on OTC Markets under the symbol “KALO”. A summary of trading by quarter for 2019 and 2018 is as follows:

Fiscal Year 2019	High Bid	Low Bid
Fourth Quarter 10-1-19 to 12-31-19	$0.0400	$0.0013
Third Quarter 7-1-19 to 9-30-19	$0.0360	$0.0128
Second Quarter 4-1-19 to 6-30-19	$0.0237	$0.0125
First Quarter 1-1-19 to 3-31-19	$0.0400	$0.0140

Fiscal Year 2018	High Bid	Low Bid
Fourth Quarter 10-1-18 to 12-31-18	$0.0600	$0.0150
Third Quarter 7-1-18 to 9-30-18	$0.0420	$0.0113
Second Quarter 4-1-18 to 6-30-18	$0.0600	$0.0101
First Quarter 1-1-18 to 3-31-18	$0.0825	$0.0080

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

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated no revenues from our operations during the last nine years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last nine fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors. This has enabled product and business development, continued operations, and generation of customer interest. In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months. These options include, but are not limited to, debt and equity offers to existing shareholders, debt and equity offers to independent investment professionals and through various other financing alternatives. We currently believe that if we can secure sufficient additional capital on reasonable terms and on a timely basis and if we are successful in securing at least one project that likely will enable us to continue operations for the next 12 months. There can be no guarantee that we will receive sufficient additional capital on a timely basis in sufficient amounts and on reasonable terms that will allow is to continue to remain in business. Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require to sustain our company as a corporate entity or otherwise allow us to meet our financial obligations.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc. whereby in consideration for the issuance of 475,000,000 shares of our common stock, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. Management believes that with this agreement in place, it can concentrate on bringing the potential projects as detailed below to fruition and any additional funding can be met through one of the three options mentioned above.

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

After many years of hard work in developing countries we now see a dynamic shift in the thought process within the developing countries to consider innovative solutions leveraging technology for strengthening and advancing their healthcare infrastructure and services delivery for all citizens alike.

On June 26, 2020, the Cabinet Secretary of the Department of Health and the Cabinet Secretary of the National Treasury and Planning of the Republic of Kenya entered into a Project Contract with Kallo Inc. and a Loan Contract with Techno-Investment Module Ltd., now with its registered office in Spain for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Kenya to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem.

On November 10, 2020, the Minister of Health and the Minister of Finance of the Kingdom of Eswatini entered into a Project Contract with Kallo Inc. and a Loan Contract with Techno-Investment Module Ltd., now with its registered office in Spain for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Kenya to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem.

On November 30, 2020, the Minister of Health and the Minister of Finance of the Federal Democratic Republic of Ethiopia entered into a Project Contract with Kallo Inc. and a Loan Contract with Techno-Investment Module Ltd., now with its registered office in Spain for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Kenya to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Included in the contract is Medical Tourism project with a Medical Center of Excellence.

On December 10, 2020, the Minister of Health and the Minister of Finance of the Republic of Mozambique entered into a Project Contract (Phase-1) with Kallo Inc. and a Loan Contract (Phase-1) with Techno-Investment Module Ltd., now with its registered office in Spain for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Kenya to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem.

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

To the extent that we are financially able and if market conditions are favorable, we plan to continue to develop components of Kallo Integrated Delivery System:

Kallo Integrated Delivery System (KIDS)

MobileCareTM– a mobile trailer that opens into a state of the art clinical setup in a vehicle equipped with the latest technology in healthcare.   More than just a facility, MobileCareTM can instantly connect the onboard physician with specialists for on-demand consultation via satellite through its Telehealth system. This is truly a holistic approach to delivering healthcare to the remotely located. For many rural communities, the nearest hospital, doctor or nurse may be hundreds of kilometers away. In many cases, this gap can be bridged using Telehealth technology that allows patients, nurses and doctors to talk as if they were in the same room.

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

The business development model, unique to KIDS, included in-country stakeholder workshops and white-board sessions on the KIDS concept and it’s application in their context of healthcare infrastructure and healthcare services delivery model.

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

Go-to-Market Strategy

Our Sales Go-To-Market Strategy is segmented based on the varying needs of our customers in the following three categories:

1.	Full solution with Kallo Integrated Delivery System (KIDS) – typically longer sales cycle and includes the end to end solution of Mobile Clinics, Rural Poly Clinics, Global and Regional response centers, Clinical and Administrative command centers, telehealth support, Kallo University training, pharmacy and medical consumable support and Emergency services with ground and air ambulance vehicles. This solution is focused on the end-to-end healthcare needs of developing countries.
2.	Medical Tourism
3.	COVID-19 Rapid Response Program

Kallo’s Value Proposition

•	Laying the foundational elements in building the primary care infrastructure for an entire country
•	Providing Technologies for current and future adoption of advancements in clinical services such as Telemedicine, remote maintenance and management etc.
•	Creating operational policies and procedures to set higher standards of care
•	Provide Education and training to build resource capacity within the country
•	KIDS provide a modular and flexible Point-of-Care facility to enable healthcare services from cities to the most rural areas in a given country and helps overcome inequalities in healthcare services across all geographies.

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

Need for additional capital

We have incurred significant and protracted operating losses since inception and has an accumulated deficit and a working capital deficit at December 31, 2019. We expect to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of operations

December 31, 2019 compared to December 31, 2018

Revenues

We did not generate any revenues during the year ended December 31, 2019 or 2018. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we can assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow to achieve and sustain positive cash flow and profitability.

Expenses

During the year ended December 31, 2019 we incurred total expenses of $2,355,889, including $1,974,082 in salaries and compensation, $39,647 in professional fees, $51,908 in selling and marketing, $111,292 in interest and financing costs, $160,062 in foreign exchange loss and $18,898 as other general and administrative expenses. Our professional fees consist of legal, consulting, accounting and auditing fees.

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

The increase in our expenses for the year ended December 31, 2019 was primarily due to an increase in salaries and compensation of $1,303,898 as a result of non-cash stock-based compensation of $1,574,480 in 2019 compared to $270,516 in 2018 issued to management and employees. There is also a decrease in professional fees of $45,651 as the Company was catching up on all its previously late filings in 2018 and a decrease in selling and marketing of $68,821. There is a foreign exchange loss of $160,062 in 2019 compared to a foreign exchange gain of $258,866 in 2018 as a result of the appreciation of the Canadian dollar versus the US dollar. The Company is operating with a minimal number of full-time employees and office space until it can secure new contracts.

Net Loss

During the year ended December 31, 2019 we incurred a net loss of $2,355,889 compared to a net loss of $763,631 in 2018. The main reason for the increase in the loss is the increase in salaries and compensation and negative movement in exchange rate as discussed above. In that respect, we can not assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals.

Liquidity and capital resources

As at December 31, 2019, we had no current assets, current liabilities of $6,823,659 and a working capital deficiency of $6,823,659. As of December 31, 2019, we had no assets and our total liabilities were $6,823,659 comprised of $3,860,499 in accounts payable and accrued liabilities, loans payable of $66,521, convertible loans payable of $1,172,349 and liability for issuable shares of $1,724,290.

Cash used in operating activities amounted to $27,362 during fiscal 2019, primarily and as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $27,362 from proceeds from short term loans payable.

As of December 31, 2019, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kallo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kallo Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers CPA PC

We have served as the Company's auditor since 2020. Lakewood, Colorado
January 14, 2021

KALLO INC.

Consolidated Balance Sheets

As at December 31, 2019 and 2018

(Amounts expressed in US dollars)

ASSETS	2019	2018

Current Assets:
Total Current Assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$3,860,499	$3,307,421
Convertible loans payable – third parties	265,217	240,369
Short term loans payable	66,521	38,355
Convertible loans payable – related parties	907,132	820,688
Liability for issuable shares	1,724,290	149,240
Total Current Liabilities	6,823,659	4,556,073
TOTAL LIABILITIES	6,823,659	4,556,073

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,147,698,199 and 1,147,698,199 shares issued and outstanding respectively	11,478	11,478
Additional paid-in capital	41,920,116	41,920,116
Assignment of liabilities	(3,462,554)	(3,550,857)
Accumulated deficit	(45,293,649)	(42,937,760)

Total Stockholders’ Deficiency	(6,823,659)	(4,556,073)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

	For the Year Ended December 31,
	2019	2018

Operating Expenses
General and administration	$2,032,627	$790,477
Selling and marketing	51,908	120,729
Operating loss	(2,084,535)	(911,206)

Interest and financing costs	(111,292)	(111,291)
Foreign exchange gain (loss)	(160,062)	258,866

Net loss	$(2,355,889)	$(763,631)

Net loss per share - Basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted	1,147,698,199	1,136,329,577

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

(Amounts expressed in US dollars)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2017	95,000,000	$950	1,135,699,249	$11,357	$41,435,879	$(3,600,452)	$(42,174,129)	$(4,326,395)
Shares issued for cash	—	—	9,077,050	91	362,991	(363,082)	—	—
Shares issuable as compensation	—	—	3,031,900	31	121,245	—	—	121,276
Shares retired	—	—	(110,000)	(1)	1	—	—	—
Cash settlement of liabilities	—	—	—	—	—	412,677	—	412,677
Net Loss	—	—	—	—	—	—	(763,631)	(763,631)
Balance December 31, 2018	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,550,857)	(42,937,760)	(4,556,073)
Cash settlement of liabilities	—	—	—	—	—	88,303	—	88,303
Net loss	—	—	—	—	—	—	(2,355,889)	(2,355,889)
Balance December 31, 2019	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,462,554)	$(45,293,649)	$(6,823,659)

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

	For the Year Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,355,889)	$(763,631)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	1,574,480	270,516
Impairment of prepaid expenses	—	3,000
Interest and penalties	111,292	111,291
Unrealized foreign exchange gains	160,631	(260,304)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	—	1,000
Increase in accounts payable and accrued liabilities	482,124	253,123
NET CASH USED IN OPERATING ACTIVITIES	(27,362)	(385,005)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans payable	27,362	21,923
Shares issued for cash	—	363,082
NET CASH PROVIDED BY FINANCING ACTIVITIES	27,362	385,005

Effect of exchange rate changes on cash	—	—

NET DECREASE IN CASH	—	—
CASH
Beginning of year	—	—
End of year	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$—	$—
Interest paid	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of promissory notes and accounts payable by FE Pharmacy Inc.	88,303	412,677
Unissued shares for consulting services reclassified to liability	1,575,050	149,240

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Amounts expressed in US dollars)

NOTE 1 - BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at December 31, 2019. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Earnings Per Share

The Company computes basic net loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the period by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the years ended December 31, 2019 and 2018, basic and diluted losses per share are the same for both years.

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

December 31, 2019 and 2018

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

In accordance with the statute of limitations for federal tax returns, the Company's federal tax returns for the years 2011 through 2019 are subject to examination. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

There are no financial instruments that are accounted for at fair value at December 31, 2019 and 2018.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

December 31, 2019 and 2018

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

There were no revenues during 2019 and 2018.

Lease accounting

The Company follows ASU 2016-02 (Topic 842), “Leases”. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors may use the effective date method and elected certain practical expedients allowing the Company not to reassess:

●	whether expired or existing contracts contain leases under the new definition of a lease;
●	lease classification for expired or existing leases; and
●	whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

The Company also made the accounting policy decision not to recognize lease assets and liabilities for leases with a term of 12 months or less.

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were $Nil during the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

Accounting Standards Adopted

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This pronouncement is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

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

Recently Issued Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018 13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement ("ASU 2018-13"), which removes and modifies some existing disclosure requirements and adds others. ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently evaluating the impact of the adoption of this standard.

On December 18, 2019 the FASB issued the ASU 2019-12 “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its financial statements.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK

Common Stock

During the year ended December 31, 2019, there were no movements in share capital issued and outstanding.

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

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2019, the assignment of liabilities amount has been reduced by $88,303 (2018 - $412,677) cash settlement of accounts payable.

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

During 2019 and 2018, the Company did not issue any Preferred Class shares.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Amounts expressed in US dollars)

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2019, the Board of Directors approved the issuance of 57,000,000 shares to directors and shareholders of the Company as stock-based compensation and they were valued at $1,373,700. These shares will be issued after the Company is able to increase its authorized number of common shares.

During 2019, the Company designated 5,000,000 of is preferred stock as Series B preferred stock, each of which has 1,000 votes and are not convertible. The Company, will not, without the approval or express written consent of the all the holders of the Series B preferred stock (i) establish, create, authorize or approve the issuance of any series or class of preferred stock (ii) change any of the rights, privileges or preferences of the Series B preferred stock or (iii) redeem the Series B preferred stock..

During 2019, the Board of Directors approved the issuance of 5,000,000 Series B preferred shares to a director as compensation for services rendered and their fair value were deemed to be $201,350 based on the voting rights of the preferred shares relative to the fair value of the Company at the date of the approved issuance. These shares will be issued after the Company becomes current on all its filings requirements.

During 2018, 3,031,900 valued at $121,276 were issued to the family of the controlling shareholder of FE Pharmacy Inc. and a related party as compensation for services rendered and for nominal cash. A further 3,731,005 valued at $149,240 was approved for issuance to the same family of the controlling shareholder of FE Pharmacy Inc, as compensation for services rendered but will be issued after the authorized number of common shares of the Company is increased. The transfer agent has erroneously issued these shares in spite of the Company’s instructions to wait for the increase in authorized number of common shares.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 shares of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issued to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2019, the assignment of liabilities amount has been reduced by $88,303 (2018 - $412,677) cash settlement of accounts payable. Subsequent to December 31, 2019, there were additional cash settlement of accounts payable of $7,500 which reduced the assignment of liabilities amount.

Included in convertible loans payable to related parties is an amount of $907,132 (2018 - $820,688), including accrued interest, owing to a director and an affiliate of the Company.

Included in accounts payable and accrued liabilities is an amount of $1,332,488 (2018 - $908,004) due to directors and officers of the Company as at December 31, 2019.

Included in short term loans payable is an amount of $49,758 (2018 - $22,396) due to the controlling shareholder of FE Pharmacy Inc. and a related party as at December 31, 2019.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Amounts expressed in US dollars)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	2019	2018

Convertible promissory note bearing interest at 15% per annum - third parties	$265,217	$240,369
Convertible promissory note bearing interest at 15% per annum – related parties	907,132	820,688
	$1,172,349	$1,061,057

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,172,349, including accrued interest, of which $907,132 is to from related parties. Interest of $111,292 (2018 - $111,291) on the convertible loans payable are included in net finance charge for the year ended December 31, 2019 included in the consolidated statement of operations. All of the above convertible loans payable were in default as at December 31, 2019.

NOTE 6 – SHORT TERM LOANS PAYABLE

	2019	2018

Non-interest bearing short term funding from third party	$16,431	$15,959
Non-interest bearing short term funding from related party	49,758	22,396
	$66,521	$38,355

As at December 31, 2019, the balance of $66,521 (2018 - $38,355) represented short term funding provided by a third party and a related party which are non-interest bearing, unsecured and have no fixed repayment date.  The portion of the loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each period end.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Amounts expressed in US dollars)

NOTE 7 – INCOME TAXES

The Company had no income taxes payable at December 31, 2019 and 2018.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2019	2018
Net loss for the year	$(2,355,889)	$(763,631)
Effective statutory rate	21%	21%
Expected tax recovery	$(494,737)	$(160,363)
Net effects of non deductible and allowable items	330,641	56,808
Change in valuation allowance	164,096	103,555
	$—	$—

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

	2019	2018
Net operating loss carry forward	$3,904,460	$3,723,615
Equipment	31,344	48,094
Valuation allowance	(3,935,805)	(3,771,709)
Deferred tax assets, net of valuation allowance	$—	$—

Net operating loss carry forwards totaled approximately $18,593,000 at December 31, 2019. The net operating loss carry forwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2019 due to uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382. Tax years 2011 through 2019 remain open to examination by tax authorities.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2019 and 2018

(Amounts expressed in US dollars)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $85,746 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

Commitment

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

NOTE 9 – SUBSEQUENT EVENT

After December 31, 2019, accounts payable for a total of $7,500 were settled in cash by FE Pharmacy, Inc. under the agreement mentioned in Note 3.

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

We are able to report that during the years ended December 31, 2015, December 31, 2016 and December 2017  through May 7, 2019 there were no disagreements with MaloneBailey, our former principal independent accountant, on any matter of accounting principles or practices, financial statement  disclosure, or auditing scope or procedure, which, if not resolved to MaloneBailey's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. During the period of engagement there were no reportable events as that term is defined in Item 304(a)(1)(iv) of Regulation S-K except MaloneBailey having advised us that it identified certain deficiencies in our internal control over financial reporting that constitute material weaknesses as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018.  At no time in the past two years did the accounting opinion of MaloneBailey contain an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph regarding our ability to continue as a going concern.

New independent registered public accounting firm

On November 12, 2020 we retained the services of BF Borgers, Certified Public Accountants (“B.F. Borgers CPA”) to serve as our principal independent accountant for the fiscal years ended December 31, 2018 and December 31, 2019. B.F. Borgers CPA is the successor to our prior principal independent accountant, MaloneBailey, LLP.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019. Material weakness identified included:

*	Lack of segregation of duties
*	Insufficient controls over the financial close process and preparation of the financial statements identified by the auditors during the audit of the company's financial statements for the year ended December 31, 2019.

We will begin to take steps to remedy the foregoing material weaknesses, including hiring a VP of Finance to oversee the accounting and financial reporting process, after the Company secures new contracts.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Cecil 255 Duncan Mill Road, Suite 504 Toronto, Ontario Canada M3B 3H9	55	President, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Lloyd A. Chiotti 255 Duncan Mill Road, Suite 504 Toronto, Ontario Canada M3B 3H9	70	Chief Operating Officer and Director

Samuel R Baker 255 Duncan Mill Road, Suite 504 Toronto, Ontario Canada M3B 3H9	83	Secretary and a Director

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2018, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table sets forth the compensation payable by us during the last two fiscal years for our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officers.

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)[1]	($)	(S)	($)	($)	($)
John Cecil	2019	165,083	0	1,068,950	0	0	0	0	1,234,033
Chairman & CEO	2018	165,246	0	0	0	0	0	0	165,246

Samuel Baker	2019	0	0	72,300	0	0	0	0	72,300
Secretary	2018	0	0	0	0	0	0	0	0

Lloyd Chiotti	2019	132,891	0	241,000	0	0	0	0	373,891
Director & EVP	2018	133,022	0	0	0	0	0	0	133,022

[1]	During the year ended December 31, 2019, 49,000,000 common shares and 5,000,000 Series B preferred shares were approved for issuance to directors and officers for a total amount of $691,350 of which $490 was contributed as cash by them and $690,860 was to be granted to them as stock-based compensation.

The number of shares approved for issuance as compensation to each named executive officer for the year ended December 31, 2019 was as follows:

•	John Cecil – 36,000,000 common shares and 5,000,000 Series B preferred shares issuable as compensation valued at $1,068,950

•	Samuel Baker – 3,000,000 common shares issuable as compensation valued at $72,300

•	Lloyd Chiotti – 10,000,000 common shares issuable as compensation valued at $241,000

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

Name and Address Beneficial Owner [1]	Number of Common Shares Owned	Percentage of Ownership	Number of Preferred Shares Owned	Percentage of Ownership
John Cecil [2] 255 Duncan Mill Road, Suite 504 Toronto, ON M3B 3H9	507,756,028	44.10%	70,000,000	73.69%

Lloyd Chiotti 255 Duncan Mill Road, Suite 504 Toronto, ON M3B 3H9	91,370,917	7.94%	5,000,000	5.26%

Samuel Baker [3] 255 Duncan Mill Road, Suite 504 Toronto, ON M3B 3H9	30,546,508	2.65%	—	0.00%

All Officers and Directors as a Group (3 persons)	629,673,453	54.69%	75,000,000	78.95%

[1]	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.
[2]	Includes 32,670 shares of common stock owned by family members of John Cecil.
[3]	Includes 667 shares of common stock owned by family members of Samuel Baker.
[4]	Each preferred share is entitled to 100 votes.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at December 31, 2019, we owe our officers and directors $1,332,488 in accounts payable and accrued liabilities.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

2019	$30,000	BF Borgers
2018	$31,030	MaloneBailey LLP

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019	$0	BF Borgers
2018	$0	MaloneBailey LLP

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2019	$0	BF Borgers
2018	$0	MaloneBailey LLP

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2019	$0	BF Borgers
2018	$0	MaloneBailey LLP

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/29/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10..8	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.9	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.10	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.11	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.12	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.13	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.14	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

10.15	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. (CONTINUED)

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

10.16	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.17	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.18	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.19	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.20	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.21	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.22	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.23	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.24	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.25	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/03/11	10.1

10.26	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.27	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.28	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.	10-K	4/14/16	23.1

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. (CONTINUED)

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of January 2021.

KALLO INC.

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer,	January 14, 2021
John Cecil	Principal Financial Officer and the Chairman of Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	January 14, 2021
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI Lloyd A. Chiotti	Chief Operating Officer and member of the Board of Directors	January 14, 2021