Form 10-Q
period 2020-03-31
Kallo Inc.
filed 2021-03-03
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,147,698,199 as of January 31, 2021.

KALLO INC.

MARCH 31, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

(Unaudited)

	March 31,	December 31,
ASSETS	2020	2019
Current Assets:
Total Current Assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	3,665,380	3,860,499
Convertible loans payable – third parties	271,412	265,217
Short term loans payable	65,236	66,521
Convertible loans payable – related parties	928,683	907,132
Liability for issuable shares	1,724,290	1,724,290
Total Current Liabilities	6,655,001	6,823,659
TOTAL LIABILITIES	6,655,001	6,823,659

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,147,698,199 and 1,147,698,199 shares issued and outstanding, respectively.	11,478	11,478
Additional paid-in capital	41,920,116	41,920,116
Assignment of liabilities	(3,455,111)	(3,462,554)
Accumulated deficit	(45,132,434)	(45,293,649)

Total Stockholders’ Deficiency	(6,655,001)	(6,823,659)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

(Unaudited)

	Three months Ended
	March 31,
	2020	2019

Operating Expenses
General and administration	$98,699	$1,711,474
Selling and marketing	18,563	1,086
Operating loss	(117,262)	(1,712,560)

Interest and financing costs	(27,746)	(27,442)
Foreign exchange (loss) gain	306,223	(64,736)

Net Income (Loss)	$161,215	$(1,804,738)

Basic and diluted net loss per share	$0.00	$(0.00)

Weighted average shares used in calculating Basic and diluted net loss per share	1,147,698,199	1,147,698,199

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

For the three months ended March 31, 2020

(Amounts expressed in US dollars)

(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2019	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,462,554)	(45,293,649)	(6,823,659)
Cash settlement of liabilities	—	—	—	—	—	7,443	—	7,443
Net income	—	—	—	—	—	—	161,215	161,215
Balance March 31, 2020	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,455,111)	$(45,132,434)	$(6,655,001)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

(Unaudited)

	Three months Ended
	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$161,215	$(1,804,738)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	—	1,574,480
Interest and penalties	27,746	27,442
Unrealized foreign exchange loss (gain)	(310,231)	64,984
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	121,070	111,489
NET CASH USED IN OPERATING ACTIVITIES	(200)	(26,343)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	200	26,343
NET CASH PROVIDED BY FINANCING ACTIVITIES	200	26,343

NET (DECREASE) INCREASE IN CASH	—	—
CASH - BEGINNING OF PERIOD	—	—
CASH - END OF PERIOD	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy, Inc.	$7,443	$56,415

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2020

(Amounts expressed in US dollars)

(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at March 31, 2020. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes, which are included as part of the Company’s Form 10-K filed with the SEC for the year ended December 31, 2019.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended December 31, 2019 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which requires the use of a new current expected credit loss (“CECL”) model in estimating allowances for doubtful accounts with respect to accounts receivable. Receivables from revenue transactions, or trade receivables, are recognized when the corresponding revenue is recognized under ASC Topic 606, Revenue from Contracts with Customers. The CECL model requires that the Company estimate its lifetime expected credit loss with respect to these receivables and record allowances that when deducted from the balance of the receivables, represent the estimated net amounts expected to be collected. Given the generally short term nature of trade receivables, we do not apply a discounted cash flow methodology. However, the Company considers whether historical loss rates are consistent with expectations of forward-looking estimates for our trade receivables. This ASU is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted the new standard on January 1, 2020. The adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2020

(Amounts expressed in US dollars)

(Unaudited)

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS (continued)

Recently Issued Accounting Pronouncements

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

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2020, there were no movements in share capital issued and outstanding.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the three months ended March 31, 2020, the assignment of liabilities amount has been reduced by $7,443 cash settlement of accounts payable.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Board of Directors approved the issuance of 57,000,000 shares to directors and shareholders of the Company for par value of $570, resulting in as stock-based compensation valued at $1,373,130. These shares will be issued after the Company is able to increase its authorized number of common shares.

During the year ended December 31, 2019, the Company designated 5,000,000 of is preferred stock as Series B preferred stock, each of which has 1,000 votes and are not convertible. The Company, will not, without the approval or express written consent of the all the holders of the Series B preferred stock (i) establish, create, authorize or approve the issuance of any series or class of preferred stock (ii) change any of the rights, privileges or preferences of the Series B preferred stock or (iii) redeem the Series B preferred stock..

During the year ended December 31, 2019, the Board of Directors approved the issuance of 5,000,000 Series B preferred shares to a director as compensation for services rendered and their fair value were deemed to be $201,350 based on the voting rights of the preferred shares relative to the fair value of the Company at the date of the approved issuance. These shares will be issued after the Company becomes current on all its filings requirements.

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

Included in accounts payable and accrued liabilities is an amount of $1,310,980 (December 31, 2019 - $1,332,488) due to directors of the Company as of March 31, 2020.

Included in convertible loans payable to related parties is an amount of $928,683 (December 31, 2019 - $907,132), including accrued interest, owing to a director and a shareholder of the Company as of March 31, 2020.

Included in short term loans payable is an amount of $49,889 (December 31, 2019 - $49,758) due to the controlling shareholder of FE Pharmacy Inc. and a related party as at March 31, 2020.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2020

(Amounts expressed in US dollars)

(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	March 31, 2020	December 31, 2019

Convertible promissory notes bearing interest at 15% per annum – third parties	$271,412	$265,217
Convertible promissory notes bearing interest at 15% per annum – related parties	928,683	907,132
	$1,200,095	$1,172,349

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term. The Company has the option to pay the note at any time. The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity’s Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,200,095, including accrued interest, of which $928,683 is to from related parties. Interest of $27,746 on the convertible loans payable are included in net finance charge for the three months ended March 31, 2020 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of March 31, 2020.

NOTE 6 – SHORT TERM LOANS PAYABLE

	March 31, 2020	December 31, 2019

Non-interest bearing short term funding from third party	$15,347	$16,763
Non-interest bearing short term funding from related party	49,889	49,758
	$65,236	$66,521

As of March 31, 2020, the balance of $65,236 represented short term funding provided by a third party and a related party which are non-interest bearing, unsecured and have no fixed repayment date. The loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2020

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

On October 6, 2017, Thornley Fallis Communications Inc. (“Thornley”) commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Thornley for redesign of a website and public relation services. Thornley is seeking damages in the amount of Canadian $169,345 plus interest on the amounts outstanding and indemnification of the costs of the action. An amount of Canadian $134,960 has been accrued for in the financial statements of Kallo.

There is also a claim by Commercial Credit Adjusters on behalf of Northwest Company for payment of Canadian $34,000. An amount of Canadian $24,016 has been accrued for in the financial statements of Kallo. Negotiations are in process for the settlement of this debt for a lump sum.

Canada Revenue Agency has assessed the Company for unpaid Canadian $77,664 as at March 31, 2020 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

NOTE 8 – SUBSEQUENT EVENTS

On December 11, 2020, the Company finalized contracts with the Ministry of Health and the Ministry of Finance of the State of Eritrea (the “Ministry”) and Techno-Investment Module Limited (“TIM”) for National Healthcare Projects and Loan Agreement/Contract. Under the terms of the Agreement, the Ministry is seeking to borrow the sum of 521,437,477 Euros from TIM and the funds are to be used primarily to fund certain healthcare projects to be undertaken by Kallo Inc. TIM is to provide 521,437,477 Euros in four equal instalments. After receiving its share of the instalments payment, Kallo Inc. will deliver 25,000,000 Euros of each payment to the Ministry’s National Food Security Program.

On December 10, 2020, the Company finalized contracts with the Ministry of Health and the Ministry of Finance of the Republic of Mozambique (“Mozambique”) and Techno-Investment Module Limited (“TIM”) for National Healthcare Projects and Loan Agreement/Contract. Under the terms of the Agreement, Mozambique is seeking to borrow the sum of 1,305,256,575 Euros from TIM and the funds are to be used primarily to fund certain healthcare projects to be undertaken by Kallo Inc. TIM is to provide 1,305,256,575 Euros in four equal instalments. After receiving its share of the instalments payment, Kallo Inc. will then deliver 125,000,000 Euros of each payment to the Ministry’s National Food Security Program.

On November 30, 2020, the Company finalized with the Ministry of Health and the Ministry of Finance of the Federal Democratic Republic of Ethiopia (the “Borrower”) and Techno-Investment Module Limited (“TIM”) for National Healthcare Projects and Loan Agreement/Contract. Under the terms of the Agreement, the Borrower is seeking to borrow the sum of 2,459,817,336 Euros from TIM and the funds are to be used primarily to fund certain healthcare projects to be undertaken by Kallo Inc. TIM is to provide 2,459,817,336 Euros in four equal instalments to the Borrower, of which 1,860,437,075 Euros is to be used in connection with the National Healthcare Infrastructure program. After receiving its share of the instalments payment, Kallo Inc. will then deliver 125,000,000 Euros of each instalment payment received to the Borrower’s National Food Security Program.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2020

(Amounts expressed in US dollars)

(Unaudited)

NOTE 8 – SUBSEQUENT EVENTS (continued)

On November 10, 2020, the Company finalized contracts with the Ministry of Health and the Ministry of Finance of the Kingdom of Eswatini (“Eswatini”) and Techno-Investment Module Limited (“TIM”) for National Healthcare Projects and Loan Agreement/Contract. Under the terms of the Agreement, Eswatini is seeking to borrow the sum of 549,978,787 Euros from TIM and the funds are to be used primarily to fund certain healthcare projects to be undertaken by Kallo Inc. TIM is to provide 549,978,787 Euros in four equal instalments to Kallo Inc and the Company will deliver 75,000,000 Euros of each payment to Eswatini’s National Food Security Program.

On June 26, 2020, the Company finalized contracts with the Republic of Kenya (“Kenya”) and Techno-Investment Module Limited (“TIM”) for a Project Contract and a Finance Contract. Under the terms of the Agreement, Kenya is seeking to borrow the sum of 1,068,932,543 Euros from TIM and the funds are to be used primarily to build phase one of a planned National Healthcare Infrastructure in the Republic of Kenya to be undertaken by Kallo Inc. In accordance with the Finance Contract, Kallo Inc. may receive up to four payments of 40,261,253 Euros in consideration for the goods and services that the Company is to provide under the Project Contract.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS”. FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q, INCLUDING, BUT NOT LIMITED TO “THE FACTORS THAT MAY AFFECT FUTURE RESULTS” SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY HAS LIMITED ASSETS AND OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE COMPANY IS INSOLVENT AND ITS TOTAL LIABILITIES EXCEED ITS TOTAL ASSETS, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used herein, the term “we,” “our,” “us,” and the “Company” refers to Kallo, Inc., a Nevada corporation unless otherwise noted.

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

Any reading of this Quarterly Report on Form 10-Q should also include a reading of Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ending December 31, 2020. We have no recent history of generating any revenues or positive cash flow and there can be no assurance that we will be successful in generating any revenues or, if we are successful in generating revenues, that we can sustain any such revenues at a level that will allow us to become solvent or otherwise operate with a positive cash flow at any time in the future. There is a high risk that the Company may be facing severe and prolonged financial adversity with the high likelihood that the Company’s stockholders will lose their entire investment.

We are a small company with limited financial and managerial resources and we are insolvent. There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our operating expenses. This is because we have generated insignificant revenues from our operations during the last ten years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last ten fiscal years, starting January 2010, our management and board of directors have raised funds through a personal and professional network of investors. This has enabled product and business development, continued operations, and generation of customer interest. In order to continue operations, management has contemplated several options to raise capital and sustain operations in the next 12 months. These options include, but are not limited to, debt and equity offers to existing shareholders, debt and equity offers to independent investment professionals and through various other financing alternatives. We currently believe that if we can secure sufficient additional capital on a timely basis, in sufficient amounts and on reasonable terms and if we are successful in securing at least one project that likely will enable us to continue operations for the next 12 months. There can be no guarantee that we will receive sufficient additional capital on a timely basis and on reasonable terms that will allow is to continue to remain in business. Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require to sustain our Company as a corporate entity or otherwise allow us to meet our financial obligations.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc. whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as of April 7, 2017. Management believes that with this agreement in place, it can concentrate on bringing the potential projects as detailed below to fruition and if circumstances allow and if we can avoid further severe financial decline, any additional funding may be met through one of the three options mentioned above.

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

On December 11, 2020, the Minister of Health and the Minister of Finance of the State of Eritrea entered into a Project Contract with Kallo Inc. and a Loan Contract with Techno-Investment Module Ltd., now with its registered office in Spain for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Kenya to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem.

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

Our overall healthcare mission is to “reach the unreached”. Based on our own internal assessments conducted by our officers and without the benefit of any independent third party evaluation, we believe that may be able to offer end-to-end solution that may include the following:

Global command center – located in the Kallo headquarters in Canada, this is the escalation point for the coordination of delivery of Telehealth and eHealth support. It consists of both the Clinical Command Center and the Administrative Command Center.

Regional command centers, Clinical and Administrative – located in the urban area hospitals and connected with satellite communications, these centers coordinate all aspects of the healthcare delivery solution with the Mobile clinics and Rural clinics including clinical services, Telehealth services, pharmacy and medical consumable coordination as well as escalations to the Global response center.

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

Go-To-Market Strategy

Our Sales Go-To-Market Strategy is segmented based on the varying needs of our customers in the following three categories:

1.	Full solution with Kallo Integrated Delivery System (KIDS) – typically longer sales cycle and includes the end to end solution of Mobile Clinics, Rural Poly Clinics, Global and Regional response centers, Clinical and Administrative command centers, telehealth support, Kallo University training, pharmacy and medical consumable support and Emergency services with ground and air ambulance vehicles. This solution is focused on the end-to-end healthcare needs of developing countries.
2.	Medical Tourism
3.	COVID-19 Rapid Response Program

Kallo’s Value Proposition

●	Laying the foundational elements in building the primary care infrastructure for an entire country
●	Providing Technologies for current and future adoption of advancements in clinical services such as Telemedicine, remote maintenance and management etc.
●	Creating operational policies and procedures to set higher standards of care
●	Provide Education and training to build resource capacity within the country
●	KIDS provide a modular and flexible Point-of-Care facility to enable healthcare services from cities to the most rural areas in a given country and helps overcome inequalities in healthcare services across all geographies.

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

Need for additional capital

We have incurred significant and protracted operating losses since inception and have an accumulated deficit and a working capital deficit at March 31, 2020. We expect to incur additional losses as we execute our go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

To become profitable and competitive, we anticipate that we will have to sell our products and services in sufficient volumes and with margins that may allow us to achieve profitability. We cannot assure you or anyone that we will be successful in these efforts and that we will avoid any of the severe financial and nonfinancial consequences that commonly result when a corporation is insolvent.

There is no guaranty that we will obtain sufficient additional financing on a timely basis and on reasonable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Any equity financing will likely result in immediate and substantial dilution of existing stockholders.

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2020 or 2019. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we cannot assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow to achieve and sustain positive cash flow and profitability. We are insolvent and we continue to incur losses with no assurance that we will ever generate any revenues or if we do generate any revenues that we can sustain such revenues at any level in excess of our costs.

Expenses

During the three months ended March 31, 2020 we incurred total expenses of $145,008, including $92,654 in salaries and compensation, $2,000 in professional fees, $27,746 in interest and financing costs, $18,563 in selling and marketing and $4,045 as other expenses offset by gain on foreign exchange of $306,223 whereas during the three months ended March 31, 2019 we incurred total expenses of $1,804,738, including $1,672,873 in salaries and compensation, $32,897 in professional fees. $27,442 in interest and financing costs, $64,736 in loss on foreign exchange, $1,086 in selling and marketing and $5,704 as other expenses.

The decrease in our total expenses for the three months ended March 31, 2020 from the comparative period is mainly due to a decrease in salaries and compensation of $1,580,219 due to non-cash stock-based compensation of $1,574,480, a decrease in professional fees of $30,897. There is also a positive change in foreign exchange of $370,959 due to the appreciation of the US dollar vis a vis the Canadian dollar.

The Company is operating with a minimal number of full time employees and office space until it can secure new contracts.

Net Loss

During the three months ended March 31, 2020 we did not generate any revenues and incurred a net income of $161,215 compared to a net loss of $1,804,738 during the same period in 2019. The main reasons were the decrease in salaries and compensation and favorable movement in foreign exchange as discussed above. In that respect, we cannot assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

Liquidity and capital resources

As at March 31, 2020, the Company had no current assets and current liabilities of $6,655,001, indicating working capital deficiency of $6,655,001. As of March 31, 2020, we had no assets and our total liabilities were $6,655,001 comprised of $3,665,380 in accounts payable and accrued liabilities, convertible loans payable of $1,200,095, short term loans of $65,236 and liability for issuable shares of $1,724,290.

Cash used in operating activities amounted to $200 during the three months ended March 31, 2020, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $200 from proceeds from short term loans payable.

There was no cash movement in investing activities during the current three months period ended March 31, 2020.

As of March 31, 2020, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment and the total loss of their investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 6, 2017, Thornley Fallis Communications Inc. (“Thornley”) commenced a third party claim against Kallo concerning monies that Kallo allegedly owed to Thornley for redesign of a website and public relation services. Thornley is seeking damages in the amount of Canadian $169,345 plus interest on the amounts outstanding and indemnification of the costs of the action. An amount of Canadian $134,960 has been accrued for in the financial statements of Kallo.

There is also a claim by Commercial Credit Adjusters on behalf of Northwest Company for payment of Canadian $34,000. An amount of Canadian $24,016 has been accrued for in the financial statements of Kallo. Negotiations are in process for the settlement of this debt for a lump sum.

Canada Revenue Agency has assessed the Company for unpaid Canadian $77,664 as at March 31, 2020 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

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

2. Limited Corporate Officers & Employees. We have only three corporate officers, one of which is part-time and an aggregate of four employees, including our three officers. As a result, we may not be able to evaluate ever-changing market, technology and competitive trends effectively and we are likely to incur significant additional losses thereby.

3. Auditor’s Opinion: Going Concern & Insolvency. Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern since: (a) our Total Current Liabilities exceed our Total Current Assets; (b) our Total Liabilities exceed our Total Assets; and (c) we are an early-stage company and there exists only a limited history of operations. Since our Total Liabilities exceed our Total Assets, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment.

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

9. No Ability to Control & Matter of Voting Rights Held by our President. Any person who acquires our Common Stock will have no real ability to influence or control the Company or otherwise have any ability to elect any person to our Board of Directors. Our officers, directors, and certain other persons currently control the Company and there is no likelihood that any person who acquires our Common Stock will have any real ability to influence or control the Company in any meaningful way. Further and at present, our President, John Cecil, is the owner and holder of 5,000,000 shares of our Series B Preferred Stock with each share having one thousand (1,000) votes per share with the right to vote with our Common Stockholders at any meeting of or action taken by the holders of our Common Stock. As a result, Mr. Cecil has the clear ability to control the Company via the exercise of his voting rights provided by the Series B Preferred Stock and all of the holders of our Common Stock effectively have no real ability to exercise any influence upon the affairs of the Company. In addition, Mr. Cecil is the owner and holder of 70,000,000 shares of the Company’s Series A Preferred Stock with each Series A Preferred share having one hundred (100) votes per share. As a result of the foregoing, any holder or group of holders of our Common Stock will have no reasonable ability to influence or control the Company’s policies, affairs, or strategies.

10. Negative Equity. Our Total Liabilities exceed our Total Assets. As a result, we are insolvent and we cannot assure you that we will be able to become solvent at any time in the future.

11. Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are “restricted securities” and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Any person who acquires our common stock in any private placement should carefully review Rule 144 since any potential public resale may be limited and current broker-dealer and clearing firm requirements may make any re-sale of our common stock difficult at best.

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

13. Risks of Low Priced Stocks. Currently, our common stock is not trading in any market and there is no certain prospect that the Company’s common stock will regain any trading in any organized market. In the past, the Company’s common stock had only limited and sporadic trading in the so-called “pink sheets,” and before that, on the “Electronic Bulletin Board.” As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

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

In addition, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule prepared by the Commission explaining important concepts involving the penny stock market, the nature of such market, terms used in such market, the broker/dealer’s duties to the customer, a toll-free telephone number for inquiries about the broker/dealer’s disciplinary history, and the customer’s rights and remedies in case of fraud or abuse in the sale.

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

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less then $2,000,000 in net tangible assets or stockholder’s equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ’s maintenance requirements.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 3rd day of March, 2021.

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