Form 10-Q
period 2020-06-30
Kallo Inc.
filed 2021-03-03
CIK 1389034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

KALLO INC.
JUNE 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

KALLO INC.

Consolidated Balance Sheets
(Amounts expressed in US dollars)
(Unaudited)

	June 30,	December 31,
ASSETS	2020	2019
Current Assets:
Total Current Assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	3,904,771	3,860,499
Convertible loans payable – third parties	277,607	265,217
Short term loans payable	66,016	66,521
Convertible loans payable – related parties	950,235	907,132
Liability for issuable shares	1,724,290	1,724,290
Total Current Liabilities	6,922,919	6,823,659
TOTAL LIABILITIES	6,922,919	6,823,659

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,147,698,199 and 1,147,698,199 shares issued and outstanding, respectively.	11,478	11,478
Additional paid-in capital	41,920,116	41,920,116
Assignment of liabilities	(3,455,111)	(3,462,554)
Accumulated deficit	(45,400,352)	(45,293,649)

Total Stockholders’ Deficiency	(6,922,919)	(6,823,659)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating Expenses
General and administration	$100,054	$107,949	$198,753	$1,819,423
Selling and marketing	—	26,882	18,563	27,968
Operating loss	(100,054)	(134,831)	(217,316)	(1,847,391)

Interest and financing costs	(27,747)	(27,746)	(55,493)	(55,188)
Foreign exchange (loss) gain	(140,117)	(67,361)	166,106	(132,097)

Net Loss	$(267,918)	$(229,938)	$(106,703)	$(2,034,676)

Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	1,147,698,199	1,147,698,199	1,147,698,199	1,147,698,199

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency
For the six months ended June 30, 2020
(Amounts expressed in US dollars)
(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2019	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,462,554)	$(45,293,649)	$(6,823,659)
Cash settlement of liabilities	—	—	—	—	—	7,443	—	7,443
Net Income	—	—	—	—	—	—	161,215	161,215
Balance March 31, 2020	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,455,111)	(45,132,434)	(6,655,001)
Net loss	—	—	—	—	—	—	(267,918)	(267,918)
Balance June 30, 2020	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,455,111)	$(45,400,352)	$(6,922,919)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Six months Ended
	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(106,703)	$(2,034,676)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	—	1,574,480
Interest and penalties	55,493	55,188
Unrealized foreign exchange loss (gain)	(168,383)	132,657
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	219,242	245,182
NET CASH USED IN OPERATING ACTIVITIES	(351)	(27,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	351	27,169
NET CASH PROVIDED BY FINANCING ACTIVITIES	351	27,169

NET (DECREASE) INCREASE IN CASH	—	—
CASH - BEGINNING OF PERIOD	—	—
CASH - END OF PERIOD	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy, Inc.	$7,443	$79,516

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements
June 30, 2020
(Amounts expressed in US dollars)
(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at June 30, 2020. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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
June 30, 2020
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

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2020, there were no movements in share capital issued and outstanding.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the six months ended June 30, 2020, the assignment of liabilities amount has been reduced by $7,443 cash settlement of accounts payable.

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

Included in accounts payable and accrued liabilities is an amount of $1,438,421 (December 31, 2019 - $1,332,488) due to directors of the Company as of June 30, 2020.

Included in convertible loans payable to related parties is an amount of $950,235 (December 31, 2019 - $907,132), including accrued interest, owing to a director and a shareholder of the Company as of June 30, 2020.

Included in short term loans payable is an amount of $50,039 (December 31, 2019 - $49,758) due to the controlling shareholder of FE Pharmacy Inc. and a related party as at June 30, 2020.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2020
(Amounts expressed in US dollars)
(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	June 30, 2020	December 31, 2019

Convertible promissory notes bearing interest at 15% per annum – third parties	$277,607	$265,217
Convertible promissory notes bearing interest at 15% per annum – related parties	950,235	907,132
	$1,227,842	$1,172,349

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term. The Company has the option to pay the note at any time. The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity’s Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,227,842, including accrued interest, of which $950,235 is to from related parties. Interest of $55,493 on the convertible loans payable are included in net finance charge for the six months ended June 30, 2020 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of June 30, 2020.

NOTE 6 – SHORT TERM LOANS PAYABLE

	June 30, 2020	December 31, 2019

Non-interest bearing short term funding from third party	$15,977	$16,763
Non-interest bearing short term funding from related party	50,039	49,758
	$66,016	$66,521

As of June 30, 2020, the balance of $66,016 represented short term funding provided by a third party and a related party which are non-interest bearing, unsecured and have no fixed repayment date. The loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

KALLO INC.
Notes to Consolidated Financial Statements
June 30, 2020
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

Canada Revenue Agency has assessed the Company for unpaid Canadian $77,664 as at June 30, 2020 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

Agreement

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

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc. whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as of April 7, 2017. Management believes that with this agreement in place, it can concentrate on bringing the potential projects as detailed below to fruition and if circumstances allow and if we can avoid further severe financial decline, and any additional funding may be met through one of the three options mentioned above.

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

Need for additional capital

We have incurred significant and protracted operating losses since inception and have an accumulated deficit and a working capital deficit at June 30, 2020. We expect to incur additional losses as we execute our go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2020 or 2019. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we can assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow to achieve and sustain positive cash flow and profitability. We are insolvent and we continue to incur losses with no assurance that we will ever generate any revenues or if we do generate any revenues that we can sustain such revenues at any level in excess of our costs.

Expenses

During the three months ended June 30, 2020 we incurred total expenses of $267,918, including $96,454 in salaries and compensation, $2,000 in professional fees, $27,747 in interest and financing costs, $140,117 in loss on foreign exchange, and $1,600 as other expenses whereas during the three months ended June 30, 2019 we incurred total expenses of $229,938, including $100,505 in salaries and compensation, $2,750 in professional fees, $27,746 in interest and financing costs, $67,361 in loss on foreign exchange, $26,882 in selling and marketing and $4,694 as other expenses.

The increase in our total expenses for the three months ended June 30, 2020 from the comparative period is mainly due to an increase of $72,756 in foreign exchange loss. The negative change in foreign exchange is due to the depreciation of the US dollar vis a vis the Canadian dollar.

During the six months ended June 30, 2020 we incurred total expenses of $106,703, including $189,108 in salaries and compensation, $4,000 in professional fees, $55,493 in interest and financing costs, $18,563 in selling and marketing and $5,645 as other expenses offset by $166,106 in gain on foreign exchange whereas during the six months ended June 30, 2019 we incurred total expenses of $2,034,676, including $1,773,378 in salaries and compensation, $35,647 in professional fees, $55,188 in interest and financing costs, $132,097 in loss on foreign exchange, $27,968 in selling and marketing and $10,398 in other expenses.

The decrease in salaries and compensation of $1,584,270 is mainly due to non-cash stock based compensation of $1,574,480 in the previous period. There is also a positive change in foreign exchange of $298,203 due to appreciation of the US dollar vis a vis the Canadian dollar.

The Company is operating with a minimal number of full time employees and office space until it can secure new contracts.

Net Loss

During the three months ended June 30, 2020 we did not generate any revenues and incurred a net loss of $267,918 compared to a net loss of $229,938 during the same period in 2019. The main reason was the increase in foreign exchange loss as discussed above. In that respect, we can not assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals.

During the six months ended June 30, 2020 we did not generate any revenues and we incurred a net loss of $106,703 compared to a net loss of $2,034,676 during the same period in 2019. The main reasons were the decrease in salaries and compensation due to stock based compensation in the previous period and positive movement in exchange rate as discussed above. In that respect, we can not assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

Liquidity and capital resources

As at June 30, 2020, the Company had no current assets and current liabilities of $6,922,919, indicating working capital deficiency of $6,922,919. As of June 30, 2020, we had no assets and our total liabilities were $6,922,919 comprised of $3,904,771 in accounts payable and accrued liabilities, convertible loans payable of $1,227,842, short term loans of $66,016 and liability for issuable shares of $1,724,290.

Cash used in operating activities amounted to $351 during the six months ended June 30, 2020, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $351 from proceeds from short term loans payable.

There was no cash movement in investing activities during the current six months period ended June 30, 2020.

As of June 30, 2020, our Total Liabilities exceeded our Total Assets because we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment and the total loss of their investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $77,664 as at June 30, 2020 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

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