Form 10-K
period 2020-12-31
Kallo Inc.
filed 2021-03-03
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

Commission file number 000-53183

KALLO INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0542529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2021: $1,241,015

The registrant had 1,147,698,199 shares of common stock outstanding as of January 31, 2021.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K, INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY HAS LIMITED ASSETS AND OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE LOSSES THAT THE COMPANY INCURS EACH YEAR, THE COMPANY IS INSOLVENT AND ITS TOTAL LIABILITIES EXCEED ITS TOTAL ASSETS, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

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

Upon acquiring Rophe, the focus of our business was to develop medical information technology software. It has since expanded to the delivery and support of what we believe may offer an end-to-end healthcare solution for developing countries and rural communities with the goal on improving all aspects of health care delivery. We have incurred over $9,000,000 in losses in 2020 and we cannot be certain that we will avoid additional losses at that level or higher.

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

Our Copyrighted Technologies:

While we believe that our technologies are protected under Canadian and International copyrights and are authored by and owned by John Cecil., we have not obtained any evaluation of the extent of our copyright or other intellectual property right claims by any independent third party and we have no present plans to obtain any such evaluation at this time. And in that context, we believe that Kallo Inc. has the rights to the products referred in this section, of which items B, C, and D (listed below) are under development and we anticipate that they will likely require further development work. There can be no assurance that we will not later discover that the extent of our copyright claims are limited and/or that we may be subject to claims of infringement asserted by other persons. In that event we may be exposed to significant and protracted litigation with likely consequential and serious financial losses resulting thereby.

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

3.	CCG is our clinical-care globalization technology. We believe that this product may, if market and competitive conditions allow, offer us an opportunity to respond to the growing “medical tourism phenomenon” - patients going to low-cost countries for elective medical procedures. Based on our own internal and limited assessment undertaken without any independent third -party evaluation, we believe that this may be a fast-growing worldwide industry segment that may be actively promoted by certain countries. In that sense, it may be that CCG may be used by both the destination and home country of a patient to maintain complete and accurate records of the treatment history, avoiding errors due to incomplete patient data and lessening the burden and expense of corrective action on the home country when medical tourists return home. But we also know that any such growth in this segment will likely be subject to then current laws and regulations in addition to other factors over which we have no control.

4.	MC-Telehealth (Mobile Clinic with Telehealth system) is our planned mobile clinic long distance or Telehealth technology. We believe that our product, if properly installed and used, may allow the remote transmission of standardized formats of data for laboratory information, diagnostic imaging, diagnosis and clinical notes.

5.	KIDS (Kallo Integrated Delivery System), a Technology & process framework defines and describes the component parts of the various products and services that Kallo is delivering to its clients, including the human resources component, and how these parts interact and relate to one another. The framework also recognizes the need for collaboration with local care facilities, services and providers to support continuity of care and facilitate patient transport between facilities.

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

Target Market

Based on our current internal management assessments undertaken without the benefit of any independent third-party review or evaluation, we believe that our primary target market for the Kallo Integrated Delivery System (KIDS) may be one or more selected markets in certain developing countries where health care services are limited and where we may be able to enter into what we hope may be commercially feasible contractual arrangements without undue and unacceptable risks and challenges. To that end and in anticipation that we may be successful in these efforts, we have established several sales and marketing partnership agreements under “Business Associate” section either representing Kallo independently or as an organization. While we are currently in various stages of our sales cycle with more than 10 countries, we cannot assure you that we will be successful in these efforts or, if we are successful, that we can implement and undertake our business plans without incurring significant and protracted losses and negative cash flow. Yet, we have incurred over $9,000,000 in losses in 2020 and we cannot be certain that we will avoid additional losses at that level or higher.

Additionally, with the components of our KIDS solution, we are targeting markets where, if our financial resources and market conditions allow, we believe we may be able to offer complimentary services to existing health care infrastructures. These markets currently include the following:

●	Communicable & Infectious disease Information Management System – supporting World Health Organization (WHO) and Center for Disease Control (CDC); $200B market
●	Electronic Medical Records integration engine for Health Information Access Layer – focused on clinics, hospitals, IDC & IHC; $100B market
●	Clinical Care Globalization – focused on medical tourism; $40B market
●

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

Competition

We are a small company with limited financial resources. We compete with many larger, well-established entities in various sectors; mobile clinic and temporary medical facility manufacturers, health care equipment resellers, EMR developers, health care education providers, EMS contracted services, etc. Our competitors tend to be focused on a component of our health care solution, but do have established histories in their particular area of expertise affording them a resource advantage. We are effectively in the start-up phase of operations and as a result, we have little or no impact upon our competition. We believe that, if market conditions and our financial resources allow, we may be able to offer a fully integrated solution. In the opportunities that we have been engaged in, we have not encountered a competitor that offers the full end to end solution that we are offering in the marketplace.

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

Over the last couple of decades we have noted that there have been growing multilateral efforts to encourage countries to increase the amount of money they spend on healthcare. The WHO has recommended that countries spend a minimum of 5% of GDP on health in order to be taken seriously on provision of access. Meanwhile, in the Abuja Declaration of 2001 the heads of state of African Union countries pledged to set a target of allocating at least 15% of their budgets to improving healthcare. Over a decade later, however, many of them were still making insufficient progress.

The extensive work that Kallo has done over the past 10 years studying the health challenges faced by many African countries has led to the design of our comprehensive healthcare delivery solution which addresses all of the key findings of this report.

With respect to the importance of political will, Kallo’s approach of working closely with the government, providing a national healthcare system tailored to the specific needs of the country and Kallo’s commitment to providing ongoing support helps to engender the political will that developing countries need to achieve success.

With respect to the importance of public investment in healthcare, Kallo is helping to address this need by providing innovative financing options which allow developing countries to make the needed healthcare investments without creating undue negative economic impact.

With respect to the issue of universal health coverage, the report states that there is an important distinction to be made between the ability to access healthcare services and its successful delivery to a wide population. Further, the report states that a right to healthcare may be guaranteed in law, but not actually available in reality, especially in remote and underdeveloped regions. Kallo’s KIDS solution specifically recognizes the importance of extending universal health coverage through the innovative use of a variety of care platforms that can reach the unreached while using technology to ensure that the access to healthcare services is available to all the citizens of a country.

With respect to access to data, we believe that our KIDS solution includes state-of-the-art integrated electronic medical records and hospital information systems to gather and process the data that is critical to allowing governance structures to effectively oversee the entire healthcare system.

With regards to the importance of a well-trained and integrated workforce, Kallo has recognized the importance of providing education and training to local healthcare practitioners by establishing Kallo University which collaborates with teaching institutions and hospitals in Canada to provide a wide range of these services.

With respect to the importance of good primary care, our KIDS solution specifically focuses on providing primary care through all of its care platforms as well as providing specialized care as required.

Through all of Kallo’s extensive study of the healthcare challenges of developing countries and as confirmed by the key findings of this Economist Intelligence Unit report, we believe that our comprehensive KIDS solution and our approach to working directly with the governments of developing countries provides the greatest opportunity for achieving success in significantly improving access to world class healthcare services for all.

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

Employees

As of February 22, 2021, we have four full time employees.

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

Risks Related to the Ownership of the Company’s Stock

1. No Revenues from Operations & Continuing Losses; Risk of Loss & Insolvency. During the past two fiscal years we have not generated and revenues and there can be no assurances that we will be successful in generating revenues in the future. In that respect we face all of the risks inherent in an early-stage business. We have incurred losses and there can be no assurance that we will ever achieve profitability and positive cash flow. While we believe that our business strategies are sound, there can be no assurance that our business will generate profits and positive cash flow or if we generate profits and positive cash flow, that it can be sustained. Investors should be aware that they may lose all or substantially all of their investment. We are also insolvent since our Total Liabilities exceed our Total Assets. In that connection, we incurred over $9,000,000 in losses in 2020 and we cannot be certain that we will avoid additional losses at that level or higher in future years.

2. Limited Corporate Officers & Employees. We have only three corporate officers, one of which is part-time and an aggregate of four employees, including our three officers. As a result, we may not be able to evaluate ever-changing market, technology and competitive trends effectively and we are likely to incur losses thereby.

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

Finally, all NASDAQ securities are exempt if NASDAQ raised its requirements for continued listing so that any issuer with less than $2,000,000 in net tangible assets or stockholder’s equity would be subject to delisting. These criteria are more stringent than the proposed increased in NASDAQ’s maintenance requirements.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on OTC Markets under the symbol “KALO”. A summary of trading by quarter for 2020 and 2019 is as follows:

Fiscal Year 2020	High Bid	Low Bid
Fourth Quarter 10-1-20 to 12-31-20	$0.0750	$0.0100
Third Quarter 7-1-20 to 9-30-20	$0.0390	$0.0070
Second Quarter 4-1-20 to 6-30-20	$0.0250	$0.0075
First Quarter 1-1-20 to 3-31-20	$0.0166	$0.0106

Fiscal Year 2019	High Bid	Low Bid
Fourth Quarter 10-1-19 to 12-31-19	$0.0400	$0.0013
Third Quarter 7-1-19 to 9-30-19	$0.0360	$0.0128
Second Quarter 4-1-19 to 6-30-19	$0.0237	$0.0125
First Quarter 1-1-19 to 3-31-19	$0.0400	$0.0140

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

Our management believes that, if market conditions and our financial resources allow, we may be well-positioned to assist in the global focus on improving health care delivery through our solution platforms. Global spending on health care in 2013 totaled $7.2 trillion or 10.6% of global gross domestic product. Health spending is expected to increase an average of 5.2% a year in 2014 – 2019 to $9.3 trillion. A number of these factors drive the increase that includes emerging market expansion, infrastructure improvements and treatment and technology advances. Overall, we believe that if these market trends and our financial resources allow, may offer us opportunities to provide our products and services. Our assessments and our plans are based solely upon the determinations made by our internal management without the benefit of any independent third party review or evaluation. In that respect there is a clear risk that our plans do not accurately reflect and do not accurately incorporate market trends, inherent risks and other known and unknown factors that could result in protracted and significant losses and further negative cash flow with the result that our financial condition could materially deteriorate with resulting destruction of each stockholder’s investment.

There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated no revenues from our operations during the last ten years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Need for additional capital

We have incurred significant and protracted operating losses since inception and we have an accumulated deficit and a working capital deficit at December 31, 2020. We expect to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

We cannot guarantee we will be successful in our business operations or that we will not incur additional and substantial protracted losses and negative cash flow in the future. Our business is subject to risks inherent in the establishment of a business enterprise, including limited capital resources and possible cost overruns due to price increases in services and products.

To become profitable and competitive, we anticipate that we will have to sell our products and services in sufficient volumes and with margins that may allow us to achieve profitability. We cannot assure you or anyone that we will be successful in any of these efforts.

There is no guaranty that we will obtain sufficient additional financing on a timely basis and on reasonable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Any equity financing will likely result in immediate and substantial dilution of existing stockholders.

Results of operations

December 31, 2020 compared to December 31, 2019

Revenues

We did not generate any revenues during the year ended December 31, 2020 or 2019. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we cannot assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow to achieve and sustain positive cash flow and profitability.

Expenses

During the year ended December 31, 2020 we incurred total expenses of $36,055,668, including $35,789,315 in salaries and compensation, $79,406 in professional fees, $18,563 in selling and marketing, $111,596 in interest and financing costs, $95,108 in foreign exchange loss and $11,565 as other general and administrative expenses offset by $49,885 in debt forgiveness. Our professional fees consist of legal, consulting, accounting and auditing fees.

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

The increase in our expenses for the year ended December 31, 2020 was primarily due to an increase in salaries and compensation of $33,815,233 as a result of non-cash stock-based compensation of $35,398,420 in 2020 compared to $1,574,480 in 2019 issued to management and employees. There is also an increase in professional fees of $39,759 as the Company was catching up on all its previously late filings in 2020, offset by a decrease in selling and marketing of $33,345, a decrease in foreign exchange loss of $64,954 and debt forgiveness of $49,885. The decrease in foreign exchange loss is due to the depreciation of the Canadian dollar versus the US dollar. The Company is operating with a minimal number of full-time employees and office space until it can secure new contracts.

Net Loss

During the year ended December 31, 2020 we incurred a net loss of $36,055,668 compared to a net loss of $2,355,889 in 2019. The main reason for the increase in the loss is the increase in salaries and compensation as discussed above. In that respect, we can not assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals.

Liquidity and capital resources

As at December 31, 2020, we had no current assets, current liabilities of $42,871,884 and a working capital deficiency of $42,871,884. As of December 31, 2020, we had no assets and our total liabilities were $42,871,884 comprised of $4,359,752 in accounts payable and accrued liabilities, loans payable of $78,397, convertible loans payable of $1,283,945 and liability for issuable shares of $37,149,790.

Cash used in operating activities amounted to $65,614 during fiscal 2020, primarily and as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $65,614 from proceeds from short term loans payable.

As of December 31, 2020, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kallo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kallo Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BF Borgers CPA PC

We have served as the Company’s auditor since 2020. Lakewood, Colorado
March 1, 2021

KALLO INC.

Consolidated Balance Sheets

As at December 31, 2020 and 2019

(Amounts expressed in US dollars)

ASSETS	2020	2019

Current Assets:
Total Current Assets	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$4,359,752	$3,860,499
Convertible loans payable – third parties	290,133	265,217
Short term loans payable	78,397	66,521
Convertible loans payable – related parties	993,812	907,132
Liability for issuable shares	37,149,790	1,724,290
Total Current Liabilities	42,871,884	6,823,659
TOTAL LIABILITIES	42,871,884	6,823,659

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares issued and outstanding	950	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,147,698,199 and 1,147,698,199 shares issued and outstanding respectively	11,478	11,478
Additional paid-in capital	41,920,116	41,920,116
Assignment of liabilities	(3,455,111)	(3,462,554)
Accumulated deficit	(81,349,317)	(45,293,649)

Total Stockholders’ Deficiency	(42,871,884)	(6,823,659)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

	For the Year Ended December 31,
	2020	2019

Operating Expenses
General and administration	$35,880,286	$2,032,627
Selling and marketing	18,563	51,908
Operating loss	(35,898,849)	(2,084,535)

Interest and financing costs	(111,596)	(111,292)
Foreign exchange gain (loss)	(95,108)	(160,062)
Debt forgiveness	49,885	—

Net loss	$(36,055,668)	$(2,355,889)

Net loss per share - Basic and diluted	$(0.03)	$(0.00)

Weighted average number of shares outstanding - Basic and diluted	1,147,698,199	1,147,698,199

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

(Amounts expressed in US dollars)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2018	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,550,857)	$(42,937,760)	$(4,556,073)
Cash settlement of liabilities	—	—	—	—	—	88,303	—	88,303
Net Loss	—	—	—	—	—	—	(2,355,889)	(2,355,889)
Balance December 31, 2019	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,462,554)	(45,293,649)	(6,823,659)
Cash settlement of liabilities	—	—	—	—	—	7,443	—	7,443
Net loss	—	—	—	—	—	—	(36,055,668)	(36,055,668)
Balance December 31, 2020	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,455,111)	$(81,349,317)	$(42,871,884)

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

	For the Year Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,055,668)	$(2,355,889)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	35,398,420	1,574,480
Interest and penalties	111,596	111,292
Unrealized foreign exchange gains	96,136	160,631
Debt forgiveness	(49,885)	—
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	433,787	482,124
NET CASH USED IN OPERATING ACTIVITIES	(65,614)	(27,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans payable	65,614	27,362
NET CASH PROVIDED BY FINANCING ACTIVITIES	65,614	27,362

Effect of exchange rate changes on cash	—	—

NET DECREASE IN CASH	—	—
CASH
Beginning of year	—	—
End of year	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$—	$—
Interest paid	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy Inc.	7,443	88,303
Unissued shares for services reclassified to liability	35,425,500	1,575,050

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Amounts expressed in US dollars)

NOTE 1 - BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at December 31, 2020. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

December 31, 2020 and 2019

(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Earnings Per Share

The Company computes basic net loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the period by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the years ended December 31, 2020 and 2019, basic and diluted losses per share are the same for both years.

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

Related party transactions

FASB ASC 850, “Related Party Disclosures” requires companies to include in their financial statements disclosures of material related party transactions.  The Company discloses all material related party transactions.  Related parties are defined to include any principal owner, director or executive officer of the Company and any immediate family members of a principal owner, director or executive officer.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2011 through 2020 are subject to examination. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

●	Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);

●	Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and

●	Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

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

There are no financial instruments that are accounted for at fair value at December 31, 2020 and 2019.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

December 31, 2020 and 2019

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

There were no revenues during 2020 and 2019.

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

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were $Nil during the years ended December 31, 2020 and 2019.

Recent Accounting Pronouncements

Accounting Standards Adopted

In August 2018, the FASB issued ASU No. 2018 13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13"), which removes and modifies some existing disclosure requirements and adds others. ASU 2018-13 modifies the disclosure requirements for fair value measurements and removes the requirement to disclose (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, (2) the policy for timing of transfers between levels, and (3) the valuation processes for Level 3 fair value measurements. ASU 2018-13 requires disclosure of changes in unrealized gains and losses for the period included in other comprehensive income (loss) for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. The Company adopted this standard in the first quarter of 2020 and it did not have any impact on its financial statements and related disclosures.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Recently Issued Accounting Standards Not Yet Adopted

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

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”. This ASU simplifies the accounting for certain convertible instruments such that the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in-capital. As a result, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost. In addition, the ASU requires the use of the if-converted method to be applied to convertible instruments when calculating earnings per share. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective or a full retrospective approach. Early adoption is permitted for fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK

Common Stock

During the years ended December 31, 2020 and 2019, there were no movements in share capital issued and outstanding.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2020, the assignment of liabilities amount has been reduced by $7,443 (2019 - $88,303) cash settlement of accounts payable.

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

The Company’s Board of Directors approved the issuance of an aggregate of 95,000,000 shares of the Company’s Series A Preferred Stock to several directors as compensation for services rendered during 2014. The shares of Series A Preferred stock are not convertible, carry voting rights of 100 votes per Preferred share and the fair value of the Preferred shares were deemed to be $288,780 based on the voting rights of the Preferred shares relative to the fair value of the Company at the date of the issuance.

During 2020, the Company did not issue any Preferred Class shares.

On February 19, 2019 the Company’s Board of Directors approved the issuance of 5,000,000 shares of the Company’s Series B Preferred Stock to John Cecil, the Company’s President. Each share of the Series B Preferred Stock has one thousand (1,000) votes per share. These shares will be issued after the Company becomes current on all its filings requirements.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Amounts expressed in US dollars)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2020, the Board of Directors approved the issuance of 1,619,000,000 shares to directors and shareholders of the Company for par value of $16,190, resulting in stock-based compensation valued at $26,697,310. These shares will be issued after the Company is able to increase its authorized number of common shares.

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

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 shares of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issued to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2020, the assignment of liabilities amount has been reduced by $7,443 (2019 - $88,303) cash settlement of accounts payable.

Included in convertible loans payable to related parties is an amount of $993,812 (2019 - $907,132), including accrued interest, owing to a director and a shareholder of the Company.

Included in accounts payable and accrued liabilities is an amount of $1,675,108 (2019 - $1,332,488) due to directors and officers of the Company as at December 31, 2020.

Included in short term loans payable is an amount of $Nil (2019 - $49,758) due to the controlling shareholder of FE Pharmacy Inc. and a related party as at December 31, 2020.

Included in short term loans payable is an amount of $61,297 (2019 - $Nil) due to a director and officer of the Company as at December 31, 2020.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Amounts expressed in US dollars)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	2020	2019

Convertible promissory note bearing interest at 15% per annum - third parties	$290,133	$265,217
Convertible promissory note bearing interest at 15% per annum – related parties	993,812	907,132
	$1,283,945	$1,172,349

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity’s Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,283,945, including accrued interest, of which $993,812 is to from related parties. Interest of $111,596 (2019 - $111,292) on the convertible loans payable are included in net finance charge for the year ended December 31, 2020 included in the consolidated statement of operations. All of the above convertible loans payable were in default as at December 31, 2020.

NOTE 6 – SHORT TERM LOANS PAYABLE

	2020	2019

Non-interest bearing short term funding from third party	$17,100	$16,763
Non-interest bearing short term funding from related party	—	49,758
Non-interest bearing short term funding from director	61,297	—
	$78,397	$66,521

As at December 31, 2020, the balance of $78,397 (2019 - $66,521) represented short term funding provided by a third party and a related party which are non-interest bearing, unsecured and have no fixed repayment date.  The portion of the loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each period end.

 KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Amounts expressed in US dollars)

NOTE 7 – INCOME TAXES

The Company had no income taxes payable at December 31, 2020 and 2019.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2020	2019
Net loss for the year	$(36,055,668)	$(2,355,889)
Effective statutory rate	21%	21%
Expected tax recovery	$(7,571,690)	$(494,737)
Net effects of non deductible and allowable items	7,433,668	330,641
Change in valuation allowance	138,022	164,096
	$—	$—

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes. The Company’s deferred income tax assets and liabilities consist of the following:

	2020	2019
Net operating loss carry forward	$4,058,167	$3,904,460
Equipment	15,660	31,345
Valuation allowance	(4,073,827)	(3,935,805)
Deferred tax assets, net of valuation allowance	$—	$—

Net operating loss carry forwards totaled approximately $19,325,000 at December 31, 2020. The net operating loss carry forwards will begin to expire in the year 2021 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2020 due to uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382. Tax years 2011 through 2020 remain open to examination by tax authorities.

KALLO INC.

Notes to Consolidated Financial Statements

 December 31, 2020 and 2019

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $81,236 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

Agreements

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

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

(Amounts expressed in US dollars)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Agreements (continued)

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

On May 7, 2019, we received the resignation of our principal independent accountant, Malone Bailey, LLP.

MaloneBailey has served as our principal independent accountant for the prior fiscal years since 2014. The principal independent accountant’s report issued by MaloneBailey, LLP for either of the years ended December 31, 2016 and December 31, 2017 did not contain any adverse opinion or disclaimer of opinion and it was not modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph regarding our ability to continue as a going concern.

We are able to report that during the years ended December 31, 2015, December 31, 2016 and December 2017  through May 7, 2019 there were no disagreements with MaloneBailey, our former principal independent accountant, on any matter of accounting principles or practices, financial statement  disclosure, or auditing scope or procedure, which, if not resolved to MaloneBailey’s satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports on our consolidated financial statements for such periods. During the period of engagement there were no reportable events as that term is defined in Item 304(a)(1)(iv) of Regulation S-K except MaloneBailey having advised us that it identified certain deficiencies in our internal control over financial reporting that constitute material weaknesses as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018.  At no time in the past two years did the accounting opinion of MaloneBailey contain an adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principles except for an explanatory paragraph regarding our ability to continue as a going concern.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020. Material weakness identified included:

*	Lack of segregation of duties
*	Insufficient controls over the financial close process and preparation of the financial statements identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2020.

We will begin to take steps to remedy the foregoing material weaknesses, including hiring a VP of Finance to oversee the accounting and financial reporting process, after the Company secures new contracts.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2019, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)[1]	($)	(S)	($)	($)	($)
John Cecil	2020	161,618	0	19,278,000	0	0	0	0	19,439,618
Chairman & CEO	2019	165,083	0	1,068,950	0	0	0	0	1,234,033

Samuel Baker	2020	0	0	1,006,500	0	0	0	0	1,006,500
Secretary	2019	0	0	72,300	0	0	0	0	72,300

Lloyd Chiotti	2020	130,102	0	4,660,000	0	0	0	0	4,790,102
Director & EVP	2019	132,891	0	241,000	0	0	0	0	373,891

[1]	During the year ended December 31, 2020, 1,944,000,000 common shares were approved for issuance to directors and officers for a total amount of $24,944,500 of which $19,440 was contributed as cash by them and $24,925,060 was to be granted to them as stock-based compensation.

The number of shares approved for issuance as compensation to each named executive officer for the year ended December 31, 2020 was as follows:

●	John Cecil – 1,496,000,000 common shares issuable as compensation valued at $19,278,000
●	Samuel Baker – 78,000,000 common shares issuable as compensation valued at $1,006,500
●	Lloyd Chiotti – 370,000,000 common shares issuable as compensation valued at $4,660,000

The values reported represent the issue date fair value of the shares multiplied by the number of shares issuable.

All compensation received by our officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than our 2012 Non-Qualified Incentive Stock Option Plans. No options have been granted to our officers and directors thereunder.

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

Name and Address Beneficial Owner [1]	Number of Common Shares Owned	Percentage of Ownership	Number of Preferred Shares Owned	Percentage of Ownership
John Cecil [2]	507,756,028	44.10%	70,000,000	73.69%
255 Duncan Mill Road, Suite 504 Toronto, ON M3B 3H9

Lloyd Chiotti	91,370,917	7.94%	5,000,000	5.26%
255 Duncan Mill Road, Suite 504 Toronto, ON M3B 3H9

Samuel Baker [3]	30,546,508	2.65%	—	0.00%
255 Duncan Mill Road, Unit 504 Toronto, ON, M3B 3H9

All Officers and Directors as a Group (3 persons)	629,673,453	54.69%	75,000,000	78.95%

[1]	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.
[2]	Includes 32,670 shares of common stock owned by family members of John Cecil.
[3]	Includes 667 shares of common stock owned by family members of Samuel Baker.
[4]	Each preferred share is entitled to 100 votes.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at December 31, 2020, we owe our officers and directors $1,675,108 in accounts payable and accrued liabilities.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1)        Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Ks or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2020	$30,000	BF Borgers
2019	$30,000	BF Borgers

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020	$30,000	BF Borgers
2019	$30,000	BF Borgers

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2020	$0	BF Borgers
2019	$0	BF Borgers

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2020	$0	BF Borgers
2019	$0	BF Borgers

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of March, 2021.

KALLO INC.

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer,	March 3, 2021
John Cecil	Principal Financial Officer and the Chairman of Board of Directors

SAMUEL BAKER	Corporate Secretary and member of	March 3, 2021
Samuel Baker	the Board of Directors

LLOYD A. CHIOTTI	Chief Operating Officer and member of the Board of Directors	March 3, 2021
Lloyd A. Chiotti