Form 10-Q
period 2021-03-31
Kallo Inc.
filed 2021-05-27
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,147,698,199 as of April 30, 2021.

KALLO INC.

MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

(Unaudited)

	March 31,	December 31,
ASSETS	2021	2020
Current Assets:
Prepaid expenses	$12,391	$—
Total Current Assets	12,391	—

TOTAL ASSETS	$12,391	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	4,474,664	4,359,752
Convertible loans payable – third parties	296,260	290,133
Short term loans payable	260,960	78,397
Convertible loans payable – related parties	1,015,126	993,812
Liability for issuable shares	36,948,440	37,149,790
Total Current Liabilities	42,995,450	42,871,884
TOTAL LIABILITIES	42,995,450	42,871,884

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares and 5,000,000 Series B preferred shares issued and outstanding	1,000	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,147,698,199 and 1,147,698,199 shares issued and outstanding, respectively.	11,478	11,478
Additional paid-in capital	42,121,416	41,920,116
Assignment of liabilities	(3,455,111)	(3,455,111)
Accumulated deficit	(81,661,842)	(81,349,317)

Total Stockholders’ Deficiency	(42,983,059)	(42,871,884)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,391	$—

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Operations
(Amounts expressed in US dollars)
(Unaudited)

	Three months Ended
	March 31,
	2021	2020
Operating Expenses
General and administration	$233,928	$98,699
Selling and marketing	—	18,563
Operating loss	(233,928)	(117,262)

Interest and financing costs	(27,441)	(27,746)
Foreign exchange (loss) gain	(51,156)	306,223

Net Income (Loss)	$(312,525)	$161,215

Basic and diluted net income (loss) per share	$(0.00)	$0.00

Weighted average shares used in calculating Basic and diluted net loss per share	1,147,698,199	1,147,698,199

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Changes in Stockholders’ Deficiency
For the three months ended March 31, 2021
(Amounts expressed in US dollars)
(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)
Balance December 31, 2020	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,455,111)	(81,349,317)	(42,871,884)
Shares issued to director	5,000,000	50	—	—	201,300	—	—	201,350
Net loss	—	—	—	—	—	—	(312,525)	(312,525)
Balance March 31, 2021	100,000,000	$1,000	1,147,698,199	$11,478	$42,121,416	$(3,455,111)	$(81,661,842)	$(42,983,059)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.
Consolidated Statements of Cash Flows
(Amounts expressed in US dollars)
(Unaudited)

	Three months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(312,525)	$161,215
Adjustment to reconcile net loss to cash used in operating activities:
Interest and financing costs	27,441	27,746
Unrealized foreign exchange loss (gain)	51,124	(310,231)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	64,001	121,070
(Increase) in prepaid expenses	(12,391)	—
NET CASH USED IN OPERATING ACTIVITIES	(182,350)	(200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	182,350	200
NET CASH PROVIDED BY FINANCING ACTIVITIES	182,350	200

NET (DECREASE) INCREASE IN CASH	—	—
CASH - BEGINNING OF PERIOD	—	—
CASH - END OF PERIOD	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy, Inc.	$—	$7,443
Issuance of preferred stock previously accrued	$201,350	$—

See accompanying notes to the unaudited consolidated financial statements

 KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2021

(Amounts expressed in US dollars)

(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at March 31, 2021. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes, which are included as part of the Company’s Form 10-K filed with the SEC for the year ended December 31, 2020.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended December 31, 2020 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Management believes that other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission do not have a material impact on the Company’s present or near future consolidated financial statements.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2021

(Amounts expressed in US dollars)

(Unaudited)

NOTE 3 – COMMON STOCK

During the three months ended March 31, 2021, the Company issued 5,000,000 Series B Preferred shares to a director. The shares of Series B Preferred stock which are not convertible and carry voting rights of 1,000 votes per Preferred share were approved for issuance on February 19, 2019. The fair value of the Series B Preferred shares were deemed to be $201,350 based on their voting rights relative to the fair value of the Company at the date of approval and were accrued for in 2019.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the three months ended March 31, 2021, there were no movement in the assignment of liabilities amount.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Board of Directors approved the issuance of 2,708,000,000 shares to directors and shareholders of the Company for par value of $27,080, resulting in as stock-based compensation valued at $35,398,420. These shares will be issued after the Company is able to increase its authorized number of common shares.

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

During the year ended December 31, 2019, the Board of Directors approved the issuance of 5,000,000 Series B preferred shares to a director as compensation for services rendered and their fair value were deemed to be $201,350 based on the voting rights of the preferred shares relative to the fair value of the Company at the date of the approved issuance. These shares were issued during the three months ended March 31, 2021.

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

Included in accounts payable and accrued liabilities is an amount of $1,775,603 (December 31, 2020 - $1,675,108) due to directors of the Company as of March 31, 2021.

Included in convertible loans payable to related parties is an amount of $1,015,126 (December 31, 2020 - $993,812), including accrued interest, owing to a director and a shareholder of the Company as of March 31, 2021.

Included in short term loans payable is an amount of $243,647 (December 31, 2020 - $61,297) due to a director and officer of the Company as at March 31, 2021.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2021

(Amounts expressed in US dollars)

(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	March 31, 2021	December 31, 2020

Convertible promissory notes bearing interest at 15% per annum – third parties	$296,260	$290,133
Convertible promissory notes bearing interest at 15% per annum – related parties	1,015,126	993,812
	$1,311,386	$1,283,945

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity’s Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,311,386, including accrued interest, of which $1,015,126 is to from related parties. Interest of $27,441 on the convertible loans payable are included in net finance charge for the three months ended March 31, 2021 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of March 31, 2021.

NOTE 6 – SHORT TERM LOANS PAYABLE

	March 31, 2021	December 31, 2020

Non-interest bearing short term funding from third party	$17,313	$17,100
Non-interest bearing short term funding from director	243,647	61,297
	$260,960	$78,397

As of March 31, 2021, the balance of $260,960 represented short term funding provided by a third party and a director which are non-interest bearing, unsecured and have no fixed repayment date.  The loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2021

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $82,740 as at March 31, 2021 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS”. FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN SOME CASES FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q AND THOSE IN OUR 2020 ANNUAL REPORT ON FORM 10-K (THE ’2020 ANNUAL REPORT”) INCLUDING, BUT NOT LIMITED TO “THE FACTORS THAT MAY AFFECT FUTURE RESULTS” SHOWN AS ITEM 1A IN THE 2020 ANNUAL REPORT AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS NO CASH ASSETS ($0.00) AND MINIMAL OPERATIONS, THE LACK OF ANY APPARENT FINANCIAL RESOURCES OF THE COMPANY, THE COMPANY IS INSOLVENT AND ITS TOTAL LIABILITIES EXCEED ITS TOTAL ASSETS, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, THE CLEAR LIKELIHOOD OF A BANKRUPTCY FILING THAT WOULD LIKELY RESULT IN THE TOTAL DESTRUCTION OF THE COMPANY WITH EACH COMMON STOCKHOLDER SUFFERING THE TOTAL LOSS ON THEIR INVESTMENT AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As used herein, the term “we,” “our,” “us,” and the “Company” refers to Kallo, Inc., a Nevada corporation unless otherwise noted.

This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like, believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. All funds are reflected in United States dollars unless otherwise indicated.

There is a high risk that the Company may be facing severe and prolonged financial adversity, a filing in U.S. Bankruptcy Court with the high likelihood that the Company’s stockholders will lose their entire investment.

Status as Insolvent Company with Continuing Losses, No Revenues and Negative Equity

We agree with our independent auditors in that there is substantial doubt about our ability to continue as a going concern since:

(a) our Total Current Liabilities exceed our Total Current Assets which are currently $12,391 and thus we are insolvent;

(b) we have no cash assets and our Total Liabilities are in excess of $6.55 million;

(c) as of December 31, 2020 we have incurred over $81,000,000 in accumulated losses and there is no certain prospect that we will achieve and sustain any positive cash flow, profitability or either of them;

(d) we incurred losses of over $9,000,000 during our most recent fiscal year ending December 31, 2020; and

(e) we have over $6.55 million in Liabilities as of March 31, 2021.

In every respect, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment. Our Common Stock, our Preferred Stock, and any other instrument that we have or will issue, should be considered a “HIGH RISK” investment suitable only for those persons who can afford the total loss of their investment.

Overall, we are a small company with minimal financial and managerial resources, and our business model and all of our plans have not been reviewed or evaluated by any independent third party. We incurred over $9,000,000 in losses in our most recent fiscal year ending December 31, 2020 and we are insolvent. Make no mistake: there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our operating expenses. This is because we have generated insignificant revenues from our operations during the last ten years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by other unrelated parties. We expect to incur significant operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.

There is no assurance and there can be no assurance that we will ever be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations with positive cash flow. Our consolidated financial statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that we can raise any additional funds or otherwise obtain the necessary financial support to allow us to remain as a corporate entity. There can be no guarantee that we have any ability to raise funds or otherwise maintain our corporate existence as a Nevada corporation. In every respect, our financial circumstances raise substantial doubt about our ability to continue as a going concern and, for that matter, our very existence as a corporation. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last eleven fiscal years, starting January 2010, our management and board of directors raised funds through a personal and professional network of investors. This allowed us to undertake a limited amount of business development, maintain minimal operations, and generate limited amount of potential customer interest. We had losses of over $9 million for the fiscal year ending December 31, 2020 and we have no basis to believe that we will avoid further losses at or around that magnitude during the fiscal year ending December 31, 2021. In order to continue operations, we need to raise significant additional capital and sustain operations. We cannot assure you that we will achieve any success in either raising additional capital and in sustaining our operations. We know that other companies raise capital from one or more existing shareholders or via debt and equity offers to independent investment professionals and through various other financing alternatives. We do not have many viable options and we know that if we are to avoid bankruptcy and the decimation of the Company, we would need significant amounts of additional capital on a timely basis, in sufficient amounts and on reasonable terms. Unless this is achieved without undue delay and without any significant legal complications, we may, if circumstances and market conditions allow, continue our existing limited operations. However, we are insolvent, we have no cash assets, and we have no basis to believe that we will raise any additional capital on a timely basis and on reasonable terms that may allow is to continue to remain in business. Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require if we are to sustain our Company as a corporate entity or otherwise allow us to meet our financial obligations.

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

We are a small company with very limited managerial resources and we are insolvent. There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our operating expenses. This is because we have generated only insignificant revenues from our operations during the last eleven years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by certain other related parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy, Inc. (the “Prior FE Pharmacy Agreement”) whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy, Inc. assumed and agreed to pay all of the Company’s outstanding indebtedness as of April 7, 2017. We currently do not have any additional or similar commitment from FE Pharmacy, Inc. which would assure us that FE Pharmacy, Inc. will provide any additional funds to us at any time in the future. While this agreement has, in the past, allowed us to pursue our business strategy, there can be no assurance that any such agreement or similar arrangement with FE Pharmacy, Inc. will be obtained

Every person who is considering the purchase of our Common Stock, our Preferred Stock or any other instrument that we may issue should fully appreciate that if an agreement with FE Pharmacy, Inc. similar to the Prior FE Pharmacy Agreement is not obtained on a timely basis and on similar terms, we will likely need to cease operations and pursue the liquidation of the Company and otherwise likely terminate the very existence of the Company. Thus, our Common Stock, our Preferred Stock and any other instrument that we have issued must be considered a HIGH RISK investment that is suitable only for persons who can afford to LOSE THEIR ENTIRE INVESTMENT.

Risky & Uncertain Agreements with Countries in Africa & Agreements with Project Funding Source

The following summarizes certain agreements that we currently have with five (5) countries in Africa. In each case, the agreements provide for us to provide certain healthcare services to the named country located in Africa and in each instance, we also entered into a financing arrangement with the same provider of funding that is lending funds to the country that is our counterparty in each agreement. While the agreements between us and each country vary and the funding provisions in the financing agreements with the financing source follow a general pattern, we recognize that the agreements and arrangements are subject to significant risks and uncertainties that include, but are not limited to the following:

●	There are implicit and significant political risks in that each country does not have an established rule of law and as a result, the rights and the obligations of each of the parties to these agreements do not offer the level of certainty or enforceability that is found in comparable agreements entered into between parties in the United States, Canada, or the United Kingdom.

●	There are political processes that are not predictable but can result in not just a sudden change of government but the wholesale abrogation of existing agreements and contracts and thereby the destruction of our property rights and contractual rights that otherwise, in another context, may be assumed to be inviolate.

●	There are many unforeseeable political forces and institutional challenges that may arise which can directly or indirectly result in an adverse economic and political environment that can effectively inhibit our ability to conduct our planned business operations for months if not years.

●	The vagaries and circumstances relating or involving the conduct of each of the governments that is a counterparty to our agreements are not at all predictable and the political systems and legal systems present in each of the countries do not readily conform or allow any predictable legal outcomes which, as a result, create risks that fundamentally undermine our investment of our resources in each of the governmental agreements that we reached with each of these governments and all of the collateral and related agreements that we entered into which assumed the validity of the governmental agreements.

●	In the event of any later dispute or controversy arising out of any one or more of the governmental agreements that we have, we are likely to experience significant challenges in enforcing our rights and ensuring that each governmental entity that is the counterparty to our agreement, fulfills its contractual obligations to us. As a result, we are exposed to significant risks and uncertainties in all of our dealings with each country and these risks far exceed the contractual risks associated with contracts in the United States, Canada, and the United Kingdom.

It is in that context that we have entered into the following agreements in the following countries and, as we have learned by our experiences, that we face continuing significant risks and uncertainties which we inherently cannot mitigate or avoid in any significant way. We caution you that these risks and uncertainties are likely to remain at all times and any person who acquires our Common Stock, our Preferred Stock or any other instrument that we have issued will face the risk of a Total Loss of their investment. That is, we have not had any experience where we have been successful in operating or managing any health care program in any country. Thus, any person who reads this Form 10-Q should understand that we have no experience, no track record, and no obvious ability to manage and maintain any health care services in any country at any time in the history of Kallo, Inc.

The four (4) governmental agreements are as follows:

In 2017 the Government of Ghana initiated several discussions with us, to revisit how the Ministry of Defense – Military Hospital requirements, the Ministry of Health healthcare infrastructure requirements and the Ministry of Education Teaching Hospital infrastructure requirements can be met using the Kallo Integrated Delivery Model. The success of these discussions confirmed our impression that the Kallo Integrated Delivery System may be a viable solution for the nation’s healthcare infrastructure development, which is very encouraging given the significant risks and uncertainties involved.

On June 20, 2017, our branch office was legally registered in Ghana. A valid tax identification number was issued and this number is to be used by us in all of our anticipated business that we hope to conduct within Ghana. We have incorporated four SPVs (Special Purpose Vehicles / Companies) to oversee the various projects we seek to undertake in Ghana. The SPVs are all incorporated under the laws of Ghana as private companies. Based on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our business plans involving Ghana are sound and may offer us significant business opportunities. However, we cannot assure you that we will be able to obtain sufficient financing on reasonable terms and on a timely basis that will allow us to pursue these opportunities. If we are not successful in obtaining sufficient financing on a timely basis and on reasonable terms, we may be unable to pursue any of our plans involving Ghana or any of the other countries.

We have entered into four major concession agreements with four key governmental institutions in Ghana. We have also, through our SPVs entered into the following concession arrangements for the construction and operation of various hospital facilities in Ghana:

	Project Description	Kallo SPV
1	Tamale Military Hospital project	K-TMH Ghana Limited
2	Cape Coast Teaching Hospital project	K-UCC Cape Coast Limited
3	Sunyani Teaching Hospital project	K-UENR Sunyani Limited
4	Ho Teaching Hospital project	K-UHAS Ho Limited

These agreements are effective upon execution and the concession period will start from the date on which financial close is achieved with the Lenders and all conditions precedent are satisfied or waived. The financing that is required that would allow us to pursue and implement our plans in Ghana (and each of the other countries) has not been received and we cannot guarantee that we will ever receive any financing that would allow us to implement any of our plans in Ghana or otherwise. In every way, we cannot assure you that we will be able to obtain sufficient financing on reasonable terms and on a timely basis that will allow us to pursue any of these opportunities. If we are not successful in obtaining sufficient financing on a timely basis and on reasonable terms, we may be unable to pursue any of our plans involving Ghana or any of the other countries.

Notwithstanding the many uncertainties and risks that we face, we continue to believe that the global need for standardized healthcare service delivery to all geographies and to all people is fundamental. And we believe that we can offer an innovative approach via our Kallo Integrated Delivery System – “KIDS”.

And while we have not conducted any extensive market research or otherwise received any assessment from an independent consultant, we continue to believe that our approach is a unique and comprehensive concept which we developed based on firsthand discovery and a detailed study of ground realities and causal analysis over 15 years. The business issues in the current healthcare systems are addressed by intricate orchestration of technologies both proprietary and off the shelf to create a standardized healthcare delivery model across the continuum of care.

We have adopted what we believe is a “strategic market approach” in that our strategy is to ensure that our potential customers (the counterparties to our health services agreements) undertake a well-informed decision that we hope will allow them to work with us to embrace a national strategy for healthcare infrastructure and a standardized healthcare services delivery model across the country. This led us to develop what we believe may be a structured business development process and management of the services that we seek to offer and the benefits that we seek to provide to each national health care agency in each country. However, we have no record of achieving any of our goals and we have not been successful in entering into any agreement with any country that has allowed us to demonstrate that our business strategy is viable.

After many years of hard work in developing countries we believe that there is a dynamic shift in the thought process within the developing countries to consider innovative solutions leveraging technology for strengthening and advancing their healthcare infrastructure and services delivery for all citizens alike. Our assessments and our evaluations in all of these matters are based solely upon the determinations made internally by our management and we have not had the benefit of any independent and professional third-party evaluation in any of these matters. We may later discover that our assumptions, our analysis, and our assessments are fatally inaccurate and otherwise not commercially viable. In that event, investors in our Company may lose all of their investment.

On June 26, 2020, the Cabinet Secretary of the Department of Health and the Cabinet Secretary of the National Treasury and Planning of the Republic of Kenya entered into a Project Contract (the “Kenya Contract”) with Kallo Inc. and a Loan Contract with Techno-Investment Module SL. now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Kenya to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. On March 23, 2021, we received a letter from the Cabinet Secretary for the National Treasury & Planning, the Republic of Kenya, informing us that the project and agreements previously entered into have been put on hold. We can not assure you that the Kenya Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Kenya Contract. Overall, we do not know and we cannot predict whether the Kenya Contract will later be abrogated or if other events and political considerations in the Republic of Kenya will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Kenya Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Kenya Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract.

On November 10, 2020, the Minister of Health and the Minister of Finance of the Kingdom of Eswatini entered into a Project Contract with Kallo Inc. and a Loan Contract (the “Eswatini Contract”) with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Kingdom of Eswatini to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we can not assure you that the Eswatini Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Eswatini Contract. Overall, we do not know and we cannot predict whether the Eswatini Contract will later be abrogated or if other events and political considerations in the Kingdom of Eswatini will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Eswatini Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering the Eswatini Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the risks that we encountered in the Kenya Contract.

On November 30, 2020, the Minister of Health and the Minister of Finance of the Federal Democratic Republic of Ethiopia entered into a Project Contract with Kallo Inc. (the “Ethiopia Contract”) and a Loan Contract with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Federal Democratic Republic of Ethiopia to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Included in the contract is a Medical Tourism project with a Medical Center of Excellence. Again, and given our recent experience with the Kenya Contract, we can not assure you that the Ethiopia Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in Ethiopia Contract. Overall, we do not know and we cannot predict whether the Ethiopia Contract will later be abrogated or if other events and political considerations in the Federal Democratic Republic of Ethiopia will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Ethiopia Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Ethiopia Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the risks that we have encountered in the Kenya Contract.

On December 10, 2020, the Minister of Health and the Minister of Finance of the Republic of Mozambique entered into a Project Contract (Phase-1) with Kallo Inc. (the “Mozambique Contract”) and a Loan Contract (Phase-1) with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Mozambique to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we can not assure you that the Mozambique Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Mozambique Contract. Overall, we do not know and we cannot predict whether the Mozambique Contract will later be abrogated or if other events and political considerations in the Republic of Mozambique will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Mozambique Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Mozambique Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract.

On December 11, 2020, the Minister of Health and the Minister of Finance of the State of Eritrea entered into a Project Contract with Kallo Inc. (the “Eritrea Contract”) and a Loan Contract with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the State of Eritrea to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we can not assure you that the Eritrea Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Eritrea Contract. Overall, we do not know and we cannot predict whether the Eritrea Contract will later be abrogated or if other events and political considerations in the State of Eritrea will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Eritrea Contract and the agreement with the Financing Source.

While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Eritrea Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract.

Plan of Operation

The following plan of operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document. Because of the speculative nature of our operations and the nature of the African countries we are attempting to do business with, there is no assurance that any of our planned operations will occur and there can be no assurance that we will achieve anything that is commercially viable given the significant risks and uncertainties inherent in our business and given that we are insolvent with no history of generating and sustaining any sales revenues, profits and positive cash flow during anytime in the past eleven (11) years.

To the extent that we are financially able and if circumstances allow, we plan to continue to develop components of Kallo Integrated Delivery System:

Kallo Integrated Delivery System (KIDS)

The following are “Forward-Looking Statements” that are subject to the qualifications set forth on page 11 of this Form 10-Q and subject to the Risk Factors set forth herein.

MobileCareTM – as currently planned and subject to our ability to successfully implement our business plan, we plan to establish a mobile trailer that opens into a state of the art clinical setup in a vehicle equipped with the latest technology in healthcare.  As currently envisioned, MobileCare TM may be able to instantly connect the onboard physician with specialists for on-demand consultation via satellite through its Telehealth system. In that respect and if we are successful, we believe that this would provide a truly a holistic approach to delivering healthcare to the remotely located. For many rural communities, the nearest hospital, doctor or nurse may be hundreds of kilometers away. In many cases, this gap can be bridged using Telehealth technology that allows patients, nurses and doctors to talk as if they were in the same room.

RuralCareTM – if we are successful, we currently plan to establish prefabricated modular healthcare units focused in rural areas where no roads infrastructure is available. As currently planned and subject to our ability to successfully implement our business plan, these units are to be equipped to provide primary healthcare including X-Ray, ultrasound, surgery, pharmacy and lab services.  Ranging from 1,200 to 3,800 square feet, these clinics can be up and running in disaster zones or rural areas in as little as one week.  Similar to the MobileCare TM product, RuralCare TM also utilizes satellite communications to access the Telehealth system.

Our overall healthcare mission is to “reach the unreached”.  Based on our own internal assessments conducted by our officers and without the benefit of any independent third-party evaluation, we believe that may be able to offer end-to-end solution that may include the following:

Global command center – as currently planned and subject to our ability to successfully implement our business plan, this center is to be located in the Kallo headquarters in Canada and serve as a hoped-for escalation point for the coordination of our planned delivery of Telehealth and eHealth support. It consists of both the Clinical Command Center and the Administrative Command Center.

Regional command centers, Clinical and Administrative – as currently planned and subject to our ability to successfully implement our business plan, we intend to establish centers which, if we are able to secure one or more contracts with a host country, we currently plan to locate centers in the urban area hospitals and connected with satellite communications, these centers coordinate all aspects of the healthcare delivery solution with the Mobile clinics and Rural clinics including clinical services, Telehealth services, pharmacy and medical consumable coordination as well as escalations to our planned Global response center.

Kallo University – as currently planned and subject to our ability to successfully implement our business plan, we seek to establish a focal point that we hope may provide education, training and development of local resources for all aspects of the healthcare delivery which includes clinical, engineering and administration.

Emergency Medical Services – as currently planned and subject to our ability to successfully implement our business plan, we seek to establish an ancillary organization that we hope will provide ground and air ambulance vehicles for emergency patient transport. We have now incorporated Medical Drone Services.

All of the foregoing is based solely on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our end-to-end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also plan to install our copyrighted software and third-party software as required along with a five (5) year support agreement renewable after the five (5) year initial term that includes the medical equipment, software licenses, installation implementation and training.  If we are successful in implementing our business plan and if we have sufficient financial resources, then we anticipate that may, if circumstances are favorable, allow us to generate an ongoing revenue stream for service, maintenance, spare-parts, and consumables. However, we can not assure you that even if we are able to achieve these goals that we can do so at levels that may allow us to achieve and sustain positive cash flow and profitability. We have incurred significant and protracted losses and we have no record of achieving and sustaining positive cash flow and profitability and we cannot be certain that we will achieve either or both of these goals at any time in the future. We are currently insolvent, we have no cash assets and we have liabilities in excess of $6.55 million.

Business Overview

Our plans and strategies were developed internally without the benefit of any independent professional consultants but we believe that the global need for standardized healthcare service delivery to all geographies and to all people may be the fundamental business driver for the innovation of the Kallo Integrated Delivery System – “KIDS”.

We developed what we believe may be a unique and comprehensive concept as a result of our internal assessments over the past 15 years. We believe that if we can implement our business plan and raise a sufficient amount of additional capital on reasonable terms and on a timely basis, we may be able to address what we believe may be the core business issues in the current healthcare systems with intricate orchestration of technologies both proprietary and off the shelf to create a standardized healthcare delivery model across the continuum of care.

If market conditions allow and if we are successful in raising additional capital on reasonable terms, on a timely basis and in sufficient amounts, we believe that we may be able to implement a strategic market approach that may allow our potential customers to take a well-informed decision and to work with Kallo on a national strategy for healthcare infrastructure and a standardized healthcare services delivery model across the country. This led to the development of a structured business development process and management for business success.

The business development model, unique to KIDS, is planned to include in-country stakeholder workshops and white-board sessions on the KIDS concept and its application in their context of healthcare infrastructure and healthcare services delivery model.

We previously developed the concept of conducting detailed Clinical, Engineering and Technology studies led by Kallo to establish detailed requirements for preparation of a customized proposal for the country and a phased roll out plan.

In addition, and if we are successful in implementing our business plan, in raising additional capital on a timely basis and in sufficient amounts we may be able to develop a network of financial institutions and banks across the globe that we hope may be focused on humanitarian and healthcare projects. However, given our recent adverse experience with the Kenya Contract, we remain far more skeptical and entirely concerned that we may be facing unanticipated but significantly greater risks and uncertainties that may well prevent us from undertaking any of our plans as provided in each of the agreements with each of the five countries, namely, Kenya, Ethiopia, Eswatini, Mozambique, and Eritrea. In the event that we are not successful in mitigating and limiting our exposure to these and other risks and uncertainties and if we raise a sufficient amount of additional capital on reasonable terms and on a timely basis, we may not be able to implement our business plans and strategies as described herein. In that event we may revise or alter or plans based on then-existing market conditions and assessments that we make as we reassess our ability to conduct our business and meet our obligations to creditors and others.

Go-To-Market Strategy

If we are successful in implementing our business plan and provided that we are able to raise a sufficient amount of additional capital on reasonable terms, in sufficient amounts and on a timely basis, then we currently intend to implement what we call our “Our Sales Go-To-Market Strategy” – a strategy that is segmented based on the varying needs of our customers in the following three categories:

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

Kallo’s Value Proposition

All of the above and the following is based on our internal assessments made by our three (3) corporate officers/directors without the benefit of any independent third-party professional consultants:

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

Kallo’s Key Market Differentiators

We believe that we may be able to offer and differentiate our services in our current market segment by currently offering a far more comprehensive and holistic healthcare delivery solution compared to that currently offered by others. However, we are well-aware that other competitors have significantly greater financial and managerial resources and we know that our competitors are familiar with our business plans and strategies which they can freely adopt in competing with us. However, we have invested considerable time and energy studying and understanding the healthcare needs of our target market segments.

Unequivocal Differentiators

We believe that we may be able to offer what we describe as the following “Unequivocal Differentiators” – attributes that we may be able to offer and provide that we believe (based on our own internal assessments without the benefit of any independent third party professional consulting advice) may provide us with opportunities that may allow us to implement one or more parts of our business plan assuming that we have and can obtain sufficient amounts of additional financing on reasonable terms, in sufficient amounts and on a timely basis:

1.	Care platforms (Point-of-care facilities - Mobile Clinics, Rural clinics & Modular Hospitals) to be manufactured to North American and internationally accepted standards.
2.	Programs, facilities and services to be set-up to proactively detect and treat infectious diseases.
3.	On-going Tele-health service support, leveraging to be established with both local and international expertise.
4.	On-going education, training, & certification programs to be offered through Kallo University.
5.	On-going service & maintenance programs to be provided for all facilities and equipment.
6.	Leverages local skillsets to be offered so as to provide employment opportunities.

Competitive Landscape

Based solely upon our own internal assessments without the benefit of any third-party professional consulting advice, we believe that the healthcare landscape is the most complex industry at large. It has developed in each area of its function in an isolated fashion and hence today we have disparate functions, technologies and infrastructure. Globally healthcare industry leaders are working hard to bring a synchronized approach in patient encounter, diagnosis and treatment including preventive care. Kallo has leaped into the future with the KIDS concept and have successfully brought together technologies including global telemedicine, infrastructure and functional expertise leading the industry and have created the Kallo business ecosystem.

We also believe that the Kallo Integrated Delivery System (KIDS) may provide us with an ability to offer health care services in the under-developed, countries which may allow us, if we able to successfully implement our business plan, to provide developing and developed countries with the flexibility of deploying components of KIDS.

Need for additional capital

We have incurred significant and protracted operating losses since inception: (a) we have an accumulated deficit o over $81 million; (b) we incurred losses of over $9 million in the fiscal year ending December 31, 2020; and (c) we have no cash assets and over $6.5 million in liabilities. We have both a working capital deficit and we are insolvent. We expect to incur additional significant losses as we execute our current business plan and strategy as well. These losses and our state of insolvency both raise substantial doubt about our ability to continue as a going concern. In that respect, our Common Stock should be considered a HIGH RISK investment suitable only to those persons who can afford the total loss of their investment.

As stated below, we may be in the “Zone of Insolvency.” Under the corporate common law of many jurisdictions, a Board of Directors of a corporation that is in the “Zone of Insolvency” generally owe a duty of care to the holders of its debt instruments and other creditors to take steps to avoid or minimize the losses that such persons would otherwise incur. While we believe that we have acted with due regard to our duty of care to our stockholders and to our creditors, we cannot assure you that we have always acted with the requisite level to discharge our duties to each of the foregoing . In that event, holders of our Common Stock and holders of our Preferred Stock will likely suffer the total loss of their investment.

We cannot guarantee we will be successful in our business operations or in implementing our business plan. Our business is subject to significant risks and uncertainties inherent in the establishment of a business enterprise, including those risks set forth herein.

To become profitable and competitive, we anticipate that we will have to sell our products and services in sufficient volumes and with margins that may allow us to achieve profitability. We cannot assure you or anyone that we will be successful in these efforts and that we will avoid any of the severe financial and nonfinancial consequences that commonly result when a corporation is insolvent and has had a history of losses with a large accumulated deficit.

There is no guarantee that we will obtain sufficient additional financing on a timely basis and on reasonable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop, or expand our operations. Any equity financing will likely result in immediate and substantial dilution of existing stockholders.

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2021 or 2020. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we cannot assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow us to achieve and sustain positive cash flow and profitability for any period of time.

We are insolvent, we incurred $9 million in losses in the 2020 fiscal year that ended December 31, 2020 and we will continue to incur losses with no assurance that we will ever generate any revenues or if we do generate any revenues, that we can sustain such revenues at any level in excess of our costs. We have no history of generating and sustaining revenues, positive cash flow or profitability and we cannot assure you that we will ever generate and sustain any revenues, positive cash and profitability at any time in the future. Our Common Stock and our Preferred Stock should be viewed as HIGH RISK securities that are suitable only for persons who can accept the TOTAL LOSS of their investment.

We believe that we are in the “Zone of Insolvency.” Under the corporate common law of many jurisdictions, a Board of Directors of a corporation that is in the “Zone of Insolvency” generally owes a duty of care to the holders of its debt instruments and other creditors and thereby it is obligated to take steps to avoid or minimize the losses that such persons would otherwise incur. While we believe that we have acted with due regard to our duty of care to our stockholders and to our creditors, we can not assure you that we have always acted with the requisite level to discharge our duties to each of the foregoing . In that event, holders of our Common Stock and holders of our Preferred Stock will likely suffer the total loss of their investment.

Expenses

During the three months ended March 31, 2021 we incurred total expenses of $312,525, including $104,531 in salaries and compensation, $126,402 in professional fees, $27,441 in interest and financing costs, $2,995 as other expenses and loss on foreign exchange of $51,156 whereas during the three months ended March 31, 2020 we incurred total expenses of $145,008, including $92,654 in salaries and compensation, $2,000 in professional fees. $27,746 in interest and financing costs, $18,563 in selling and marketing and $4,045 as other expenses offset by gain on foreign exchange of $306,223. Many of our costs are primarily fixed costs and, as a result, we can not effectively reduce these costs as aggressively as we would like.

The increase in our total expenses for the three months ended March 31, 2021 from the comparative period is mainly due to an increase in professional fees of $124,402 as the Company caught up on all its filings. There is also a negative change in foreign exchange of $357,379 due to the depreciation of the US dollar vis a vis the Canadian dollar.

The Company is operating with a minimal number of full-time employees and office space until such time as we may be able to secure new contracts, if any. As stated above, we face significant risks and uncertainties that we cannot control.

Net Loss

During the three months ended March 31, 2021 we did not generate any revenues and incurred a net loss of $312,525 compared to a net income of $161,215 during the same period in 2020. The main reasons were the increase in professional fees and unfavorable movement in foreign exchange as discussed above. In that respect, we cannot assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

We incurred over $9 million in losses in the twelve months ending December 31, 2020 and there can be no assurance that we will not incur losses at or above that level in the twelve months ending December 31, 2021. We are in the “zone of insolvency” and holders of our Common Stock and our Preferred Stock face the total loss of their investment.

Liquidity and capital resources

As at March 31, 2021, the Company had current assets of $12,391 and current liabilities of $42,995,450, indicating working capital deficiency of $42,983,059. As of March 31, 2021, our total assets of $12,391 comprised prepaid expenses and our total liabilities were $42,995,450 comprised of $4,474,664 in accounts payable and accrued liabilities, convertible loans payable of $1,311,386, short term loans of $260,960 and liability for issuable shares of $36,948,440.

Cash used in operating activities amounted to $182,350 during the three months ended March 31, 2021, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $182,350 from proceeds from short term loans payable. We have no cash, our liabilities are in excess of $6.5 million and we are insolvent. In this context we are considered to be in the “zone of insolvency.”

There was no cash movement in investing activities during the current three months period ended March 31, 2021.

As of March 31, 2021, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment and the total loss of their investment.

As stated above, we believe that we may be in the “Zone of Insolvency.” Under the corporate common law of many jurisdictions, a Board of Directors of a corporation that is in the “Zone of Insolvency” generally owe a duty of care to the holders of its debt instruments and other creditors to take steps to avoid or minimize the losses that such persons would otherwise incur. While we believe that we have acted with due regard to our duty of care to our stockholders and to our creditors, we cannot assure you that we have always acted with the requisite level to discharge our duties to each of the foregoing . In that event, our creditors may assert additional claims against us which would further destroy any value that may be otherwise recoverable by holders of our Common Stock, our Preferred Stock, and both of them.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $82,740 as at March 31, 2021 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

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

Our Common Stock is subject to a number of substantial risks, including those described below. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company’s common stock should also consider the following risk factors:

Risks Related to the Ownership of the Company’s Stock

1.	No Revenues from Operations & Continuing Losses; Risk of Loss & Insolvency. During the past two fiscal years we have not generated and revenues and there can be no assurances that we will be successful in generating revenues in the future. In that respect we face all of the risks inherent in an early-stage business. We have incurred losses and there can be no assurance that we will ever achieve profitability and positive cash flow. While we believe that our business strategies are sound, there can be no assurance that our business will generate profits and positive cash flow or if we generate profits and positive cash flow, that it can be sustained. Investors should be aware that they may lose all or substantially all of their investment. We are also insolvent since our Total Liabilities exceed our Total Assets.

2.	Limited Corporate Officers & Employees. We have only three corporate officers, one of which is part-time and an aggregate of four employees, including our three officers. As a result, we may not be able to evaluate ever-changing market, technology and competitive trends effectively and we are likely to incur significant additional losses thereby.

3.	Conduct and Decisions while in the “Zone of Insolvency.” We believe that we are in the “Zone of Insolvency.” Under the corporate common law of many jurisdictions, a Board of Directors of a corporation that is in the “Zone of Insolvency” generally owe a duty of care to the holders of its debt instruments and other creditors to take steps to avoid or minimize the losses that such persons would otherwise incur. While we believe that we have acted with due regard to our duty of care to our stockholders and to our creditors, we cannot assure you that we have always acted with the requisite level to discharge our duties to each of the foregoing . In that event, holders of our Common Stock and holders of our Preferred Stock will likely suffer additional losses thereby.

4.	Auditor’s Opinion: Going Concern & Insolvency. Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern since: (a) our Total Current Liabilities exceed our Total Current Assets; (b) our Total Liabilities exceed our Total Assets; and (c) we are an early-stage company and there exists only a limited history of operations. Since our Total Liabilities exceed our Total Assets, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment. We incurred losses of over $9 million in our fiscal year ending December 31, 2020 and we cannot assure you that we will not incur losses at or exceeding that level in the fiscal year ending December 31, 2021.

5.	Absence of any Financial Resources; Need for Additional Financing. Our financial resources are almost non-existent and we are insolvent (since we have no assets and over $6.5 million in liabilities). We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions. Further, we have not received any commitment from any person to provide any additional financing and we cannot assure that any such commitment is forthcoming.

6.	Our Common Stock is Not Traded on any Market and our Common Stock may never regain any Trading in any Market at any time in the Future. On March 24, 2021, the U.S. Securities and Exchange Commission issued a Ten Day Stop Trading Order to stop the trading in our Common Stock (the “Order”). The Order was issued pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended and it expired on April 7, 2021. As a result, we have expended great efforts to secure at least one market-maker who may be willing, subject to a complete and satisfactory due diligence review and evaluation of our corporate, business, and financial affairs, to serve as our market-maker for our Common Stock. Currently and despite our continuing efforts, we have not been successful in securing the services of a duly licensed and registered market-maker for our Common Stock and we can not assure you that we will be successful in these and other efforts needed that may allow the holders of our Common Stock to regain trading privileges on OTC Markets. In the event that we are not successful, holders of our Common Stock will likely incur the total loss on their investment since our Common Stock will lose all liquidity and all marketability of the shares of the Company’s Common Stock that they hold. In that context and unless we are successful in securing the services of such a market-maker, the Company will effectively become a “privately-held” company and the fair market value of our Common Stock will likely be $0.00. We cannot assure that we will be successful in securing a market-maker for our Common Stock and any person who acquires our Common Stock should be prepared to lose all of their investment since there can be no guarantee that any market-maker will be willing to provide us with market-making services for our Common Stock at any time in the future.

7.	Lack of Revenues and Development Stage Company. We have no history of generating Sales Revenues and we cannot assure that we will generate any Sales Revenues at ant time in the future or, if we do, that we can achieve Sales Revenues at a level that will allow us to also achieve and maintain profitability and positive cash flow. We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have been evaluated by any independent third party. plans have not been determined. There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

8.	Lack of Dividends & No Likelihood of Dividends. We have not paid dividends and do not contemplate paying dividends in the foreseeable future. We have no cash assets and we have an accumulated deficit

9.	Competition. We are an insignificant participant among firms which offer health care products and services. There are many well-established health care product and service companies which have significantly greater financial and managerial resources, technical expertise and experience than the Company. In view of our limited financial and managerial resources, we will likely be at a significant competitive disadvantage vis-a-vis our competitors.

10.	No Ability to Control & Matter of Voting Rights Held by our President. Any person who acquires our Common Stock will have no real ability to influence or control the Company or otherwise have any ability to elect any person to our Board of Directors. Our officers, directors, and certain other persons currently control the Company and there is no likelihood that any person who acquires our Common Stock will have any real ability to influence or control the Company in any meaningful way. Further and at present, our President, John Cecil, is the owner and holder of 5,000,000 shares of our Series B Preferred Stock with each share having one thousand (1,000) votes per share with the right to vote with our Common Stockholders at any meeting of or action taken by the holders of our Common Stock. As a result, Mr. Cecil has the clear ability to control the Company via the exercise of his voting rights provided by the Series B Preferred Stock and all of the holders of our Common Stock effectively have no real ability to exercise any influence upon the affairs of the Company. In addition, Mr. Cecil is the owner and holder of 70,000,000 shares of the Company’s Series A Preferred Stock with each Series A Preferred share having one hundred (100) votes per share. As a result of the foregoing, any holder or group of holders of our Common Stock will have no reasonable ability to influence or control the Company’s policies, affairs, or strategies.

11.	Negative Equity & “Zone of Insolvency”. Our Total Liabilities exceed our Total Assets. Since we have no cash assets and given our accumulated deficit, we are in the “Zone of Insolvency” which can result in the interests of our Common Stockholders becoming subject to the interests of our creditors. As a result, we are insolvent, and we cannot assure you that we will be able to become solvent at any time in the future.

12.	If ever our Common Stock regains tradability in any market, then our stockholders will likely face significant possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are “restricted securities” and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Any person who acquires our common stock in any private placement should carefully review Rule 144 since any potential public resale may be limited and current broker-dealer and clearing firm requirements may make any re-sale of our common stock difficult at best.

13.	Absence of Underwriter Commitment. Based on our current plans, we anticipate that we will likely need to raise significant additional capital to meet our current and anticipated financial needs, we have not received any commitment from any registered broker-dealer or underwriter to assist us in raising needed capital. As a result, we face a clear risk that we will not have sufficient cash resources to meet our current financial obligations and otherwise implement our business plans. In that event, we may not be able to implement our plans and we will not be able to achieve profitability and positive cash flow or, if we do, that we can sustain either or both of them for any period of time.

14.	Risks of Low Priced Stocks. Currently and due to the unresolved Ten Day Stop Trading Order issued by the U.S. Securities and Exchange Commission which resulted in our loss of any market-makers in our common stock, our common stock is not trading in any market and there is no certain prospect that the Company’s common stock will regain any trading in any organized market. In the past, the Company’s common stock had only limited and sporadic trading in the so-called “pink sheets,” and before that, on the “Electronic Bulletin Board.” As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

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

Our securities are subject to the above rules on penny stocks and the market liquidity for our securities could be severely affected by limiting the ability of broker/dealers to sell our securities even if we are successful in resolving the current ten day stop trading order issued by the U.S., Securities and Exchange Commission in March 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of May 2021.

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