Form 10-Q
period 2021-06-30
Kallo Inc.
filed 2021-08-23
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.

(Exact name of registrant as specified in its charter)

nevada

(State or other jurisdiction of incorporation or organization)

255 Duncan Mill Road,

Suite 504

Toronto,Ontario

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,147,698,199 as of July 31, 2021.

KALLO INC.

JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$43	$—
Prepaid expenses	12,572	—
Total Current Assets	12,615	—

TOTAL ASSETS	$12,615	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	4,643,851	4,359,752
Convertible loans payable – third parties	302,455	290,133
Short term loans payable	280,733	78,397
Convertible loans payable – related parties	1,036,678	993,812
Liability for issuable shares	44,268,440	37,149,790
Total Current Liabilities	50,532,157	42,871,884
TOTAL LIABILITIES	50,532,157	42,871,884

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.00001 par value, 100,000,000 shares authorized, 95,000,000 Series A preferred shares and 5,000,000 Series B preferred shares issued and outstanding	1,000	950
Common stock, $0.00001 par value, 1,150,000,000 shares authorized, 1,147,698,199 and 1,147,698,199 shares issued and outstanding, respectively.	11,478	11,478
Additional paid-in capital	42,121,416	41,920,116
Assignment of liabilities	(3,455,111)	(3,455,111)
Accumulated deficit	(89,198,325)	(81,349,317)

Total Stockholders’ Deficiency	(50,519,542)	(42,871,884)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$12,615	$—

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating Expenses
General and administration	$7,426,101	$100,054	$7,660,029	$198,753
Selling and marketing	19,501	—	19,501	18,563
Operating loss	(7,445,602)	(100,054)	(7,679,530)	(217,316)

Interest and financing costs	(27,747)	(27,747)	(55,188)	(55,493)
Foreign exchange (loss) gain	(63,134)	(140,117)	(114,290)	166,106

Net Loss	$(7,536,483)	$(267,918)	$(7,849,008)	$(106,703)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares used in calculating Basic and diluted net loss per share	1,147,698,199	1,147,698,199	1,147,698,199	1,147,698,199

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

For the six months ended June 30, 2021

(Amounts expressed in US dollars)

(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2020	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,455,111)	(81,349,317)	(42,871,884)
Shares issued to director	5,000,000	50	—	—	201,300	—	—	201,350
Net loss	—	—	—	—	—	—	(312,525)	(312,525)
Balance March 31, 2021	100,000,000	$1,000	1,147,698,199	$11,478	$42,121,416	$(3,455,111)	$(81,661,842)	$(42,983,059)
Net loss	—	—	—	—	—	—	(7,536,483)	(7,536,483)
Balance June 30, 2021	100,000,000	$1,000	1,147,698,199	$11,478	$42,121,416	$(3,455,111)	$(89,198,325)	$(50,519,542)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

(Unaudited)

	Six months Ended
	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(7,849,008)	$(106,703)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	7,295,600	—
Interest and financing costs	55,188	55,493
Unrealized foreign exchange loss (gain)	114,234	(168,383)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	194,730	219,242
(Increase) in prepaid expenses	(12,572)	—
NET CASH USED IN OPERATING ACTIVITIES	(201,828)	(351)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	201,871	351
NET CASH PROVIDED BY FINANCING ACTIVITIES	201,871	351

NET (DECREASE) INCREASE IN CASH	43	—
CASH - BEGINNING OF PERIOD	—	—
CASH - END OF PERIOD	$43	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy, Inc.	$—	$7,443
Issuance of preferred stock previously accrued	$201,350	$—

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2021

(Amounts expressed in US dollars)

(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at June 30, 2021. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2021

(Amounts expressed in US dollars)

(Unaudited)

NOTE 3 – COMMON STOCK

During the six months ended June 30, 2021, the Company issued 5,000,000 Series B Preferred shares to a director. The shares of Series B Preferred stock which are not convertible and carry voting rights of 1,000 votes per Preferred share were approved for issuance on February 19, 2019. The fair value of the Series B Preferred shares were deemed to be $201,350 based on their voting rights relative to the fair value of the Company at the date of approval and were accrued for in 2019.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the six months ended June 30, 2021, there were no movement in the assignment of liabilities amount.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2021, the Board of Directors approved the issuance of 2,440,000,000 shares to directors and shareholders of the Company for par value of $24,400, resulting in as stock-based compensation valued at $7,295,600. These shares will be issued after the Company is able to increase its authorized number of common shares.

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

During the year ended December 31, 2019, the Board of Directors approved the issuance of 5,000,000 Series B preferred shares to a director as compensation for services rendered and their fair value were deemed to be $201,350 based on the voting rights of the preferred shares relative to the fair value of the Company at the date of the approved issuance. These shares were issued during the six months ended June 30, 2021.

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

Included in accounts payable and accrued liabilities is an amount of $1,858,268 (December 31, 2020 - $1,675,108) due to directors of the Company as of June 30, 2021.

Included in convertible loans payable to related parties is an amount of $1,036,678 (December 31, 2020 - $993,812), including accrued interest, owing to a director and a shareholder of the Company as of June 30, 2021.

Included in short term loans payable is an amount of $263,167 (December 31, 2020 - $61,297) due to a director and officer of the Company as at June 30, 2021.

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2021

(Amounts expressed in US dollars)

(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	June 30, 2021	December 31, 2020

Convertible promissory notes bearing interest at 15% per annum – third parties	$302,455	$290,133
Convertible promissory notes bearing interest at 15% per annum – related parties	1,036,678	993,812
	$1,339,133	$1,283,945

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity’s Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,339,133, including accrued interest, of which $1,036,678 is to from related parties. Interest of $55,188 on the convertible loans payable are included in net finance charge for the six months ended June 30, 2021 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of June 30, 2021.

NOTE 6 – SHORT TERM LOANS PAYABLE

	June 30, 2021	December 31, 2020

Non-interest bearing short term funding from third party	$17,566	$17,100
Non-interest bearing short term funding from director	263,167	61,297
	$280,733	$78,397

As of June 30, 2021, the balance of $280,733 represented short term funding provided by a third party and a director which are non-interest bearing, unsecured and have no fixed repayment date.  The loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2021

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $83,617 as at June 30, 2021 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS”. FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASSUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN GENERAL, FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. WE ALSO FACE THE INHERENT UNCERTAINTIES AND VERY SIGNIFICANT RISKS SINCE OUR PLANNED BUSINESS INVOLVES PROSPECTIVE BUSINESS ARRANGEMENTS IN FIVE FOREIGN COUNTRIES IN AFRICA WHERE THE RULE OF LAW IS FAR LESS CERTAIN. MORE THAN THAT AND BECAUSE OF THE WORLDWIDE COVID 19 PANDENMIC, WE FACE THE RISKS THAT OUR COUNTER-PARTIES MAY ASSERT A “FORCE MAJEUR DEFENSE” THAT MAY ALLOW THEM TO AVOID CERTAIN CONTRACTUAL OBLIGATIONS THAT THYEY MAY OTHERWISE HAVE. NOTE THAT: FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q AND THOSE IN OUR 2020 ANNUAL REPORT ON FORM 10-K (THE “2020 ANNUAL REPORT”) INCLUDING, BUT NOT LIMITED TO “THE FACTORS THAT MAY AFFECT FUTURE RESULTS” SHOWN AS ITEM 1A IN THE 2020 ANNUAL REPORT AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ALMOST NO CASH ASSETS AND MINIMAL OPERATIONS, THE LACK OF ANY APPARENT FINANCIAL RESOURCES OF THE COMPANY, THE COMPANY’S INSOLVENCY IN THAT OUR TOTAL LIABILITIES EXCEED OUR TOTAL ASSETS, THE INTENSE COMPETITION THAT WE FACE FROM OTHER ESTABLISHED COMPETITORS, THE CLEAR LIKELIHOOD OF A BANKRUPTCY FILING THAT WOULD LIKELY RESULT IN THE TOTAL DESTRUCTION OF THE COMPANY WITH EACH COMMON STOCKHOLDER SUFFERING THE TOTAL LOSS ON THEIR INVESTMENT AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES. WE HAVE NO HISTORY OF GENERATING ANY REVENUES FROM OUR PLANNED BUSINESS. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS. MAKE NO MISTAKE: WE ARE INSOLVENT AND OUR COMMON STOCK SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD THE TOTAL LOSS OF THEIR INVESTMENT SINCE OUR COMMON STOCK MUST BE CONSIDERED A “HIGH RISK” SECURITY. INVESTORS SHOULD NOTE THAT OUR COMMON STOCK DOES NOT CURRENTLY TRADE IN ANY STOCK MARKET (See Item 2 below).

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

WARNING: Matter of Ten Day Stop Trading Order & Related Risks. As noted in our prior periodic filings with the Securities and Exchange Commission (including but not limited to the Form 8-K that we filed on March 26, 2021) on March 24, 2021, the U.S. Securities and Exchange Commission issued a Ten Day Stop Trading Order to stop the trading in our Common Stock (the “Order”). The Order was issued pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended and it expired on April 7, 2021. As a result, we have expended and continue to expend significant efforts to secure at least one market-maker who may be willing, subject to a complete and satisfactory due diligence review and evaluation of our corporate, business, and financial affairs, to serve as our market-maker for our Common Stock. Currently and despite our continuing efforts, we have not been successful in securing the services of a duly licensed and registered market-maker for our Common Stock and we can not assure you that we will be successful in these and other efforts needed that may allow the holders of our Common Stock to regain trading privileges on OTC Markets.

Further and as a result of the Order, we do not currently have a FINRA-registered market-maker and we have no certain prospect that we will be successful in gaining a FINRA-registered market-maker on or before September 21, 2021(“to make a market” in our common stock). As a result of the Order and given our state of insolvency, and the severely high risks associated with our business strategy, there is a clear and unmistakeable very high risk that we will not longer have the status of being a publicly traded company. In that context and for these and other reasons, any person who acquires our Common Stock, our Preferred Stock or any debt instrument that we issued, faces a clear and unmistakeable HIGH RISK that they will lose their entire investment.

If we are not successful in gaining a FINRA-registered market-maker on or before September 21, 2021, holders of our Common Stock will likely incur the total loss on their investment since our Common Stock will lose all liquidity and all marketability of the shares of our Common Stock that they hold. In that context and unless we are successful in securing the services of such a market-maker, the Company will effectively become a “privately-held” company and the fair market value of our Common Stock will likely be $0.00. We cannot assure that we will be successful in securing a market-maker for our Common Stock and any person who acquires our Common Stock should be prepared to lose all of their investment since there can be no guarantee that any market-maker will be willing to provide us with market-making services for our Common Stock at any time in the future.

Status as Insolvent Company with Continuing Losses, No Revenues and Negative Equity

We agree with our independent auditors in that there is substantial doubt about our ability to continue as a going concern since:

(a) our Total Current Liabilities exceed our Total Current Assets which are currently $12,615 and thus we are insolvent;

(b) we have no cash assets and our Total Liabilities are in excess of $50.5 million;

(c) as of December 31, 2020 we have incurred over $89,000,000 in accumulated losses and there is no certain prospect that we will ever achieve and sustain any positive cash flow, profitability or either of them;

(d) we incurred losses of over $36,000,000 during our most recent fiscal year ending December 31, 2020; and

(e) we have over $50.5 million in Liabilities as of June 30, 2021.

In every respect, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment. Our Common Stock, our Preferred Stock, and any other instrument that we have or will issue, should be considered a “HIGH RISK” investment suitable only for those persons who can afford the TOTAL LOSS of their investment.

Overall, we are a small company with minimal financial and managerial resources, and our business model and all of our plans have not been reviewed or evaluated by any independent third party. We incurred over $36,000,000 in losses in our most recent fiscal year ending December 31, 2020 and we are insolvent. MAKE NO MISTAKE: there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our operating expenses. This is because we have generated insignificant revenues from our operations during the last ten years and we have no clear prospect that we will generate any revenues at any time in the future. We have been able to remain in business primarily as a result of management’s determination and the efforts by certain other parties but we cannot assure you that we will have the necessary resources that will allow us to continue our corporate existence. We expect to incur significant operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.

There is no assurance and there can be no assurance that we will ever be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations with positive cash flow. Moreover, we cannot assure you that we will be successful in securing a FINRA-registered market-maker that may be willing to serve as a market-maker for our Common Stock on or before September 21, 2021. In that event, we will lose our status as a public company. Our consolidated financial statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that we can raise any additional funds or otherwise obtain the necessary financial support to allow us to remain as a corporate entity. There can be no guarantee that we have any ability to raise funds or otherwise maintain our corporate existence as a Nevada corporation. In every respect, our financial circumstances raise substantial doubt about our ability to continue as a going concern and, for that matter, our very existence as a corporation. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

For the last eleven fiscal years, starting January 2010, our management and board of directors raised funds through a personal and professional network of investors. This allowed us to undertake a limited amount of business development, maintain minimal operations, and generate limited amount of potential customer interest. We had losses of over $36 million for the fiscal year ending December 31, 2020 and we have no basis to believe that we will avoid further losses at or around that magnitude during the fiscal year ending December 31, 2021. In order to continue operations, we need to raise significant additional capital and sustain operations. We cannot assure you that we will achieve any success in either raising additional capital and in sustaining our operations. We know that other companies raise capital from one or more existing shareholders or via debt and equity offers to independent investment professionals and through various other financing alternatives. We do not have many viable options and we know that if we are to avoid bankruptcy and the decimation of the Company, we would need significant amounts of additional capital on a timely basis, in sufficient amounts and on reasonable terms. Unless this is achieved without undue delay and without any significant legal complications, we may, if circumstances and market conditions allow, continue our existing limited operations. However, we are insolvent, we have almost no cash assets, and we have no basis to believe that we will raise any additional capital on a timely basis and on reasonable terms that may allow is to continue to remain in business. Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require if we are to sustain our Company as a corporate entity or otherwise allow us to meet our financial obligations.

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

On April 8, 2017, the Company entered into an agreement with FE Pharmacy, Inc. (the “Prior FE Pharmacy Agreement”) whereby in consideration for the issuance of 475,000,000 shares of common stock of Kallo, FE Pharmacy, Inc. assumed and agreed to pay all of the Company’s outstanding indebtedness as of April 7, 2017. We currently do not have any additional or similar commitment from FE Pharmacy, Inc. which would assure us that FE Pharmacy, Inc. will provide any additional funds to us at any time in the future. While this agreement has, in the past, allowed us to pursue our business strategy, there can be no assurance that any such agreement or similar arrangement with FE Pharmacy, Inc. will be obtained.

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

The five (5) governmental agreements are as follows:

A.                Ghana. In 2017 the Government of Ghana initiated several discussions with us, to revisit how the Ministry of Defense – Military Hospital requirements, the Ministry of Health healthcare infrastructure requirements and the Ministry of Education Teaching Hospital infrastructure requirements can be met using the Kallo Integrated Delivery Model. The success of these discussions confirmed Ghana’s continued belief that the Kallo Integrated Delivery System may be a viable solution for the nation’s healthcare infrastructure development, which is very encouraging given the significant risks and uncertainties involved.

On June 20, 2017, our branch office was legally registered in Ghana. A valid tax identification number was issued and this number is to be used by us in all of our anticipated business that we hope to conduct within Ghana. We have incorporated four SPVs (Special Purpose Vehicles/Companies) to oversee the various projects we seek to undertake in Ghana. The SPVs are all incorporated under the laws of Ghana as private companies. Based on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our business plans involving Ghana are sound and may offer us significant business opportunities. However, we cannot assure you that we will be able to obtain sufficient financing on reasonable terms and on a timely basis that will allow us to pursue these opportunities. If we are not successful in obtaining sufficient financing on a timely basis and on reasonable terms, we may be unable to pursue any of our plans involving Ghana or any of the other countries.

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

And while we have not conducted any extensive market research or otherwise received any assessment from an independent consultant, we continue to believe that our approach is a unique and comprehensive concept which we developed based on our own internal firsthand discovery and a detailed study of ground realities and causal analysis over 15 years. The business issues in the current healthcare systems are addressed by intricate orchestration of technologies both proprietary and off the shelf to create a standardized healthcare delivery model across the continuum of care.

We have adopted what we believe is a “strategic market approach” in that our strategy is to ensure that our potential customers (the counterparties to our health services agreements) undertake a well-informed decision that we hope will allow them to work with us to embrace a national strategy for healthcare infrastructure and a standardized healthcare services delivery model across the country. This led us to develop what we believe may be a structured business development process and management of the services that we seek to offer and the benefits that we seek to provide to each national health care agency in each country. However, we have no record of achieving any of our goals and we have not been successful in entering into any agreement with any country that has allowed us to demonstrate that our business strategy is viable. A s a result, there can be no assurance that our contemplated strategy and contemplated business is financially viable.

After many years of hard work in developing countries we believe that there is a dynamic shift in the thought process within the developing countries to consider innovative solutions leveraging technology for strengthening and advancing their healthcare infrastructure and services delivery for all citizens alike. Our assessments and our evaluations in all of these matters are based solely upon the determinations made internally by our management and we have not had the benefit of any independent and professional third-party evaluation in any of these matters. We may later discover that our assumptions, our analysis, and our assessments are fatally inaccurate and otherwise not commercially viable. In that event, investors in our Company should be prepared to lose all of their investment.

B.               Kenya. On June 26, 2020, the Cabinet Secretary of the Department of Health and the Cabinet Secretary of the National Treasury and Planning of the Republic of Kenya entered into a Project Contract (the “Kenya Contract”) with Kallo Inc. and a Loan Contract with Techno-Investment Module SL. now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Kenya to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. On March 23, 2021, we received a letter from the Cabinet Secretary for the National Treasury & Planning, the Republic of Kenya, informing us that the project and agreements previously entered into have been put on hold. We can not assure you that the Kenya Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Kenya Contract. Overall, we do not know and we cannot predict whether the Kenya Contract will later be abrogated or if other events and political considerations in the Republic of Kenya will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Kenya Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Kenya Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract. For these and other reasons, we are acutely aware that we face significant “political risks” in Kenya and, for that matter, in each country where we seek to implement our contemplated business. These risks are inherent and we are not able to mitigate or reduce our exposure to the unpredictable and dramatic political risks that we face in Kenya or, for that matter, in any foreign country. In that light, our contemplated business strategy will likely remain a HIGH RISK strategy for the foreseeable future.

C.                Eswatini. On November 10, 2020, the Minister of Health and the Minister of Finance of the Kingdom of Eswatini entered into a Project Contract with Kallo Inc. and a Loan Contract (the “Eswatini Contract”) with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Kingdom of Eswatini to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we can not assure you that the Eswatini Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Eswatini Contract. Overall, we do not know and we cannot predict whether the Eswatini Contract will later be abrogated or if other events and political considerations in the Kingdom of Eswatini will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Eswatini Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering the Eswatini Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to risks that we encountered in the Kenya Contract. (See discussion regarding Kenya above.)

D.               Ethiopia. On November 30, 2020, the Minister of Health and the Minister of Finance of the Federal Democratic Republic of Ethiopia entered into a Project Contract with Kallo Inc. (the “Ethiopia Contract”) and a Loan Contract with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Federal Democratic Republic of Ethiopia to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Included in the contract is a Medical Tourism project with a Medical Center of Excellence. Again and given our recent experience with the Kenya Contract, we can not assure you that the Ethiopia Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in Ethiopia Contract. Overall, we do not know and we cannot predict whether the Ethiopia Contract will later be abrogated or if other events and political considerations in the Federal Democratic Republic of Ethiopia will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Ethiopia Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Ethiopia Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the risks that we have encountered in the Kenya Contract. (See discussion regarding Kenya above.)

E.                Mozambique. On December 10, 2020, the Minister of Health and the Minister of Finance of the Republic of Mozambique entered into a Project Contract (Phase-1) with Kallo Inc. (the “Mozambique Contract”) and a Loan Contract (Phase-1) with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Mozambique to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we can not assure you that the Mozambique Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Mozambique Contract. Overall, we do not know and we cannot predict whether the Mozambique Contract will later be abrogated or if other events and political considerations in the Republic of Mozambique will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Mozambique Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Mozambique Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract. (See discussion above regarding the Kenya contract.)

F.                Eritrea. On December 11, 2020, the Minister of Health and the Minister of Finance of the State of Eritrea entered into a Project Contract with Kallo Inc. (the “Eritrea Contract”) and a Loan Contract with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the State of Eritrea to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we can not assure you that the Eritrea Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Eritrea Contract. Overall, we do not know and we cannot predict whether the Eritrea Contract will later be abrogated or if other events and political considerations in the State of Eritrea will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Eritrea Contract and the agreement with the Financing Source.

While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Eritrea Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract. (See the discussion above regarding the Kenya Contract.)

In general, and as we have become more fully aware of the business landscape and the risks and uncertainties associated with efforts to conduct any business in countries where the rule of law can easily become subject to ever unpredictable and changing political pressures, we can not approach our business plans and strategies without deep concern that we face risks that we cannot realistically mitigate or otherwise contain. In that respect and when any business enterprise commits its limited financial and managerial resources to a business strategy where there is no certainty that the rule of law will be upheld and fully observed, the risks facing the enterprise are existential. For that reason, we face the clear and unmistakeable risk that our business and our assets may be entirely lost and we may have little or no recourse to protect the Company, its planned business and assets and the stockholders’ investment. In that respect, any person who acquires our Common Stock, our Preferred Stock, or any debt instrument that we may issue, should be prepared to lose their entire investment.

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

However, any person who reads this Quarterly Report on Form 10-Q should know that we are acutely aware that we face significant “political risks” in each and every country where we seek to implement our contemplated business. These risks are inherent and we are not able to mitigate or reduce our exposure to the unpredictable and dramatic political risks that we face in Kenya or, for that matter, in any foreign country. In that light, our contemplated business strategy will likely remain a HIGH RISK strategy for the foreseeable future.

In that context and subject to the serious risks that we face, including but not limited to: (a) our current state of insolvency; (b) the effect that the Ten Day Stop Trading Order has had on our Common Stockholders; (c) the lack of any market-maker for our Common Stock and the likelihood that, as a result of the amendment to Rule 15c2-11 that will directly and adversely impact us and our Common Stockholders likely in September 2021; and (d) other risks and issues that we are likely to face in the near future assuming that we survive as a corporate entity, then and subject to the Risk Factors set forth here and those set forth in Item 1A of our 2020 Annual Report filed on Form 10-K for the fiscal year ending December 31, 2020, then and if to the extent that we are financially able and if circumstances allow, we plan to continue to develop components of Kallo Integrated Delivery System:

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

All of the foregoing is based solely on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our end-to-end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also plan to install our copyrighted software and third-party software as required along with a five (5) year support agreement renewable after the five (5) year initial term that includes the medical equipment, software licenses, installation implementation and training.  If we are successful in implementing our business plan and if we have sufficient financial resources, then we anticipate that may, if circumstances are favorable, allow us to generate an ongoing revenue stream for service, maintenance, spare-parts, and consumables. However, we can not assure you that even if we are able to achieve these goals that we can do so at levels that may allow us to achieve and sustain positive cash flow and profitability. We have incurred significant and protracted losses and we have no record of achieving and sustaining positive cash flow and profitability and we cannot be certain that we will achieve either or both of these goals at any time in the future. We are currently insolvent, we have no cash assets and we have liabilities in excess of $50.5 million.

Business Overview

Our plans and strategies were developed internally without the benefit of any independent professional consultants, but we believe that the global need for standardized healthcare service delivery to all geographies and to all people may be the fundamental business driver for the innovation of the Kallo Integrated Delivery System – “KIDS”.

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

If market conditions allow and if we are successful in raising additional capital on reasonable terms, on a timely basis and in sufficient amounts and avoid bankruptcy as well as the other risks set forth in the Risk Factors set forth herein and those set forth in Item 1A of our 2020 Form 10-K Annual Report for the fiscal year ending December 31, 2020, we believe that we may be able to implement a strategic market approach that may allow our potential customers to take a well-informed decision and to work with Kallo on a national strategy for healthcare infrastructure and a standardized healthcare services delivery model across the country. This led to the development of a structured business development process and management for business success.

We believe that our business development model, unique to KIDS, is planned to include in-country stakeholder workshops and white-board sessions on the KIDS concept and its application in their context of healthcare infrastructure and healthcare services delivery model. However, we have not received and we do not anticipate receiving any independent or third party evaluation of our plans, strategies, or business model and for this reason we may be exposed to significant additional existential problems that could result in the total destruction of the Company and, for our common stockholders, the total loss of their investment. Our Common Stock is suitable only for those investors who are able to suffer the TOTAL LOSS of their investment.

We previously developed the concept of conducting detailed Clinical, Engineering and Technology studies led by Kallo to establish detailed requirements for preparation of a customized proposal for the country and a phased roll out plan.

In addition, and if we are successful in avoiding bankruptcy and the liquidation of the Company as well as avoiding the effects of the other existential risks that we face, then we may proceed to implement our business plan (with such revisions as we deem necessary in light of then existing circumstances) that may allow us to raise additional capital on a timely basis and in sufficient amounts while avoiding bankruptcy or insolvency, we may be able to develop a network of financial institutions and banks across the globe that we hope may be focused on humanitarian and healthcare projects. However, given our recent adverse experience with the Kenya Contract, we remain far more skeptical and entirely concerned that we may be facing unanticipated but significantly greater risks and uncertainties that may well prevent us from undertaking any of our plans as provided in each of the agreements with each of the five countries, namely, Ghana, Kenya, Ethiopia, Eswatini, Mozambique, and Eritrea. However, in the event that we are not successful in mitigating and limiting our exposure to these and other risks and uncertainties and if we raise a sufficient amount of additional capital on reasonable terms and on a timely basis, we may not be able to implement some of our business plans and strategies as described herein. In that event we may revise or alter or plans based on then-existing market conditions and assessments that we make as we reassess our ability to conduct our business and meet our obligations to creditors and others.

Go-To-Market Strategy

If we are successful in implementing our business plan, avoid bankruptcy and avoid other existential risks that we face (as set forth herein) and provided that we are able to raise a sufficient amount of additional capital on reasonable terms, in sufficient amounts and on a timely basis, then we currently intend to implement what we call our “Our Sales Go-To-Market Strategy” – a strategy that is segmented based on the varying needs of our customers in the following three categories:

1.	Full solution with Kallo Integrated Delivery System (KIDS) – typically longer sales cycle and includes the end-to-end solution of Mobile Clinics, Rural Poly Clinics, Global and Regional response centers, Clinical and Administrative command centers, telehealth support, Kallo University training, pharmacy and medical consumable support and Emergency services with ground and air ambulance vehicles. This solution is focused on the end-to-end healthcare needs of developing countries.

2.	Medical Tourism

3.	COVID-19 Rapid Response Program

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

Kallo’s Key Market Differentiators

Notwithstanding the clear and unmistakable existential risks that we face, we know that we face ever-changing technology and competition from many others who possess greater managerial and financial resources, if we can avoid bankruptcy and insolvency and provided that wed can raise additional capital in sufficient amounts and on a timely basis, we believe that we may be able to offer and differentiate our services in our current market segment by currently offering a far more comprehensive and holistic healthcare delivery solution compared to that currently offered by others. However, we are well-aware that other competitors have significantly greater financial and managerial resources and we know that our competitors are familiar with our business plans and strategies which they can freely adopt in competing with us. However, we have invested considerable time and energy studying and understanding the healthcare needs of our target market segments.

Unequivocal Differentiators

Subject to our ability to avoid bankruptcy and the existential risks that we face, we may be able to offer what we describe as the following “Unequivocal Differentiators” – attributes that we may be able to offer and provide that we believe (based on our own internal assessments without the benefit of any independent third party professional consulting advice) may provide us with opportunities that may allow us to implement one or more parts of our business plan assuming that we have and can obtain sufficient amounts of additional financing on reasonable terms, in sufficient amounts and on a timely basis:

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

We also believe that the Kallo Integrated Delivery System (KIDS) may, if can avoid bankruptcy and the existential risks that we face and if circumstances allow, provide us with an ability to offer health care services in the under-developed, countries which may allow us, if we able to successfully implement our business plan, to provide developing and developed countries with the flexibility of deploying components of KIDS.

Need for additional capital

We have incurred significant and protracted operating losses since inception: (a) we have an accumulated deficit of over $89 million; (b) we incurred losses of over $36 million in the fiscal year ending December 31, 2020; and (c) we have no cash assets and over $50.5 million in liabilities. We have both a working capital deficit and we are insolvent. We expect to incur additional significant losses as we execute our current business plan and strategy as well. These losses and our state of insolvency both raise substantial doubt about our ability to continue as a going concern. In that respect, our Common Stock should be considered a HIGH RISK investment suitable only to those persons who can afford the total loss of their investment.

As stated below, we may be in the “Zone of Insolvency.” Under the corporate common law of many jurisdictions, a Board of Directors of a corporation that is in the “Zone of Insolvency” generally owe a duty of care to the holders of its debt instruments and other creditors to take steps to avoid or minimize the losses that such persons would otherwise incur. While we believe that we have acted with due regard to our duty of care to our stockholders and to our creditors, we cannot assure you that we have always acted with the requisite level to discharge our duties to each of the foregoing. In that event, holders of our Common Stock and holders of our Preferred Stock will likely suffer the total loss of their investment.

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

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2021 or at any time during 2020. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we cannot assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow us to achieve and sustain positive cash flow and profitability for any period of time.

We are insolvent, we incurred $36 million in losses in the 2020 fiscal year that ended December 31, 2020 and we will continue to incur losses with no assurance that we will ever generate any revenues or if we do generate any revenues, that we can sustain such revenues at any level in excess of our costs. We have no history of generating and sustaining revenues, positive cash flow or profitability and we cannot assure you that we will ever generate and sustain any revenues, positive cash and profitability at any time in the future. Our Common Stock and our Preferred Stock should be viewed as HIGH RISK securities that are suitable only for persons who can accept the TOTAL LOSS of their investment.

We believe that we may be in the “Zone of Insolvency.” Under the corporate common law of many jurisdictions, a Board of Directors of a corporation that is in the “Zone of Insolvency” generally owe a duty of care to the holders of its debt instruments and other creditors to take steps to avoid or minimize the losses that such persons would otherwise incur. While we believe that we have acted with due regard to our duty of care to our stockholders and to our creditors, we can not assure you that we have always acted with the requisite level to discharge our duties to each of the foregoing. In that event, holders of our Common Stock and holders of our Preferred Stock and holders of our debt instruments will very likely suffer the total loss of their investment.

Expenses

During the three months ended June 30, 2021 we incurred total expenses of $7,536,483, including $7,401,658 in salaries and compensation, $21,997 in professional fees, $27,747 in interest and financing costs, $21,947 as other expenses and loss on foreign exchange of $63,134 whereas during the three months ended June 30, 2020 we incurred total expenses of $267,918, including $96,454 in salaries and compensation, $2,000 in professional fees. $27,747 in interest and financing costs, $140,117 in loss on foreign exchange and $1,600 as other expenses. Many of our costs are primarily fixed costs and, as a result, we can not effectively reduce these costs as aggressively as we would like.

The increase in our total expenses for the three months ended June 30, 2021 from the comparative period is mainly due to an increase in salaries and compensation as a result of non-cash stock based compensation of $7,295,600.

During the six months ended June 30, 2021 we incurred total expenses of $7,849,008, including $7,506,189 in salaries and compensation, $148,399 in professional fees, $55,188 in interest and financing costs, $19,501 in selling and marketing, $114,290 in loss on foreign exchange and $5,441 as other expenses whereas during the six months ended June 30, 2020 we incurred total expenses of $106,703, including $189,108 in salaries and compensation, $4,000 in professional fees, $55,493 in interest and financing costs, $18,563 in selling and marketing and $5,645 in other expenses offset by $166,106 in gain on foreign exchange. Many of our costs are primarily fixed costs and, as a result, we can not effectively reduce these costs as aggressively as we would like.

The increase in salaries and compensation of $7,317,081 is mainly due to non-cash stock based compensation of $7,295,600 issued in the current period.

The Company is operating with a minimal number of full-time employees and office space until such time as we may be able to secure new contracts, if any. As stated above, we face significant risks and uncertainties that we cannot control.

Net Loss

During the three months ended June 30, 2021 we did not generate any revenues and incurred a net loss of $7,536,483 compared to a net loss of $267,918 during the same period in 2020. The main reason was the issuance of stock based compensation as discussed above. In that respect, we cannot assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

During the six months ended June 30, 2021 we did not generate any revenues and we incurred a net loss of $7,849,008 compared to a net loss of $106,703 during the same period in 2020. The main reason was the issuance of stock based compensation as discussed above. In that respect, we can not assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

We incurred over $36 million in losses in the twelve months ending December 31, 2020 and there can be no assurance that we will not incur losses at or above that level in the twelve months ending December 31, 2021. We are in the “zone of insolvency” and holders of our Common Stock and our Preferred Stock face the total loss of their investment.

Liquidity and capital resources

As at June 30, 2021, the Company had current assets of $12,615 and current liabilities of $50,532,157, indicating working capital deficiency of $50,519,542. As of June 30, 2021, our total assets of $12,615 comprised prepaid expenses and cash and our total liabilities were $50,532,157 comprised of $4,643,851 in accounts payable and accrued liabilities, convertible loans payable of $1,339,133, short term loans of $280,733 and liability for issuable shares of $44,268,440.

Cash used in operating activities amounted to $201,828 during the six months ended June 30, 2021, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $201,871 from proceeds from short term loans payable. We have insignificant cash, our liabilities are in excess of $50.5 million and we are insolvent. In this context we are considered to be in the “zone of insolvency.”

There was no cash movement in investing activities during the current six months period ended June 30, 2021.

As of June 30, 2021, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment and the total loss of their investment.

As stated above, we believe that we may be in the “Zone of Insolvency.” Under the corporate common law of many jurisdictions, a Board of Directors of a corporation that is in the “Zone of Insolvency” generally owe a duty of care to the holders of its debt instruments and other creditors to take steps to avoid or minimize the losses that such persons would otherwise incur. While we believe that we have acted with due regard to our duty of care to our stockholders and to our creditors, we cannot assure you that we have always acted with the requisite level to discharge our duties to each of the foregoing. In that event, our creditors may assert additional claims against us which would further destroy any value that may be otherwise recoverable by holders of our Common Stock, our Preferred Stock, our debt instruments and all of them.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $83,617 as at June 30, 2021 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

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

Our Common Stock is subject to a number of substantial risks, including those described below. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company’s common stock should also consider the following risk factors:

Risks Related to the Ownership of the Company’s Stock

1.	No Revenues from Operations & Continuing Losses; Risk of Loss & Insolvency. During the past two fiscal years we have not generated and revenues and there can be no assurances that we will be successful in generating revenues in the future. In that respect we face all of the risks inherent in an early-stage business. We have incurred losses and there can be no assurance that we will ever achieve profitability and positive cash flow. While we believe that our business strategies are sound, there can be no assurance that our business will generate profits and positive cash flow or if we generate profits and positive cash flow, that it can be sustained. Investors should be aware that they may lose all or substantially all of their investment. We are also insolvent since our Total Liabilities exceed our Total Assets.

2.	Limited Corporate Officers & Employees. We have only three corporate officers, one of which is part-time and an aggregate of four employees, including our three officers. As a result, we may not be able to evaluate ever-changing market, technology and competitive trends effectively and we are likely to incur significant additional losses thereby.

3.	Conduct and Decisions while in the “Zone of Insolvency.” We believe that we are in the “Zone of Insolvency.” Under the corporate common law of many jurisdictions, a Board of Directors of a corporation that is in the “Zone of Insolvency” generally owe a duty of care to the holders of its debt instruments and other creditors to take steps to avoid or minimize the losses that such persons would otherwise incur. While we believe that we have acted with due regard to our duty of care to our stockholders and to our creditors, we cannot assure you that we have always acted with the requisite level to discharge our duties to each of the foregoing. In that event, holders of our Common Stock and holders of our Preferred Stock will likely suffer additional losses thereby.

4.	Auditor’s Opinion: Going Concern & Insolvency. Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern since: (a) our Total Current Liabilities exceed our Total Current Assets; (b) our Total Liabilities exceed our Total Assets; and (c) we are an early-stage company and there exists only a limited history of operations. Since our Total Liabilities exceed our Total Assets, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment. We incurred losses of over $36 million in our fiscal year ending December 31, 2020 and we cannot assure you that we will not incur losses at or exceeding that level in the fiscal year ending December 31, 2021.

5.	Absence of any Financial Resources; Need for Additional Financing. Our financial resources are almost non-existent and we are insolvent (since we have no assets and over $50.5 million in liabilities). We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions. Further, we have not received any commitment from any person to provide any additional financing and we cannot assure that any such commitment is forthcoming.

6.	WARNING: Our Common Stock is Not Traded on any Market and our Common Stock may never regain any Trading in any Market at any time in the Future. On March 24, 2021, the U.S. Securities and Exchange Commission issued a Ten Day Stop Trading Order to stop the trading in our Common Stock (the “Order”). The Order was issued pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended and it expired on April 7, 2021. As a result, we have expended great efforts to secure at least one market-maker who may be willing, subject to a complete and satisfactory due diligence review and evaluation of our corporate, business, and financial affairs, to serve as our market-maker for our Common Stock. Currently and despite our continuing efforts, we have not been successful in securing the services of a duly licensed and registered market-maker for our Common Stock and we can not assure you that we will be successful in these and other efforts needed that may allow the holders of our Common Stock to regain trading privileges on OTC Markets. In the event that we are not successful, holders of our Common Stock will likely incur the total loss on their investment since our Common Stock will lose all liquidity and all marketability of the shares of the Company’s Common Stock that they hold. In that context and unless we are successful in securing the services of such a market-maker, the Company will effectively become a “privately-held” company and the fair market value of our Common Stock will likely be $0.00. We cannot assure that we will be successful in securing a market-maker for our Common Stock and any person who acquires our Common Stock should be prepared to lose all of their investment since there can be no guarantee that any market-maker will be willing to provide us with market-making services for our Common Stock at any time in the future. As a result of the Order, we do not currently have a FINRA-registered market-maker and we have no certain prospect that we will be successful in gaining a FINRA-registered market-maker on or before September 21, 2021 (“to make a market” in our common stock), there is a clear and unmistakeable risk that we will not longer have the status of being a publicly-traded company (“to make a market” in our common stock). If we are not successful in gaining a FINRA-registered market-maker on or before September 21, 2021, holders of our Common Stock will likely incur the total loss on their investment since our Common Stock will lose all liquidity and all marketability of the shares of the Company’s Common Stock that they hold. In that context and unless we are successful in securing the services of such a market-maker, the Company will effectively become a “privately-held” company and the fair market value of our Common Stock will likely be $0.00. We cannot assure that we will be successful in securing a market-maker for our Common Stock and any person who acquires our Common Stock should be prepared to lose all of their investment since there can be no guarantee that any market-maker will be willing to provide us with market-making services for our Common Stock at any time in the future.

7.	Immediate Risk & Matter of Amendment to SEC Rule 15c2-11. We currently do not have and we currently do not have any reasonable basis to believe that we will be successful in securing the services of a FINRA-registered market-maker who may be willing to make a market in our Common Stock and assume the responsibilities and implicit and serious liabilities of undertaking those and certain actions. In September 2020, the Securities and Exchange Commission (the ‘Commission”) amended Rule 15c2-11 to require that each and every market-maker that serves as a market-maker for any unlisted public company demonstrate that it has “current public information” regarding that public company or, failing that, be exposed to certain sanctions. At the present time, we do not have a FINRA-registered market-maker and given that the Commission has imposed the Order, we fully anticipate that it will be very difficult to secure a bona fide FINRA-registered market-maker who will be willing to accep0t the exposure to the clear risks of liability associated with serving as our market-maker given our current circumstances.

8.	Risk of SEC Informal or Formal Investigation of the Company & Its Impact. Further, and under our current circumstances, there is a clear risk that the staff at the Commission’s Division of Enforcement may undertake a formal or informal investigation into the Company and its affairs. In that event we may be exposed to a very expensive and time-consuming review of all of our corporate and financial affairs and, more than that, the clear risk of a destruction of the Company and its reputation and stature that likely would be permanent and irremovably damaging.

9.	Lack of Revenues And Development Stage Company. We have no history of generating Sales Revenues and we cannot assure that we will generate any Sales Revenues at ant time in the future or, if we do, that we can achieve Sales Revenues at a level that will allow us to also achieve and maintain profitability and positive cash flow. We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have been evaluated by any independent third party. plans have not been determined. There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

10.	Lack of Dividends & No Likelihood of Dividends. We have not paid dividends and do not contemplate paying dividends in the foreseeable future. We have no cash assets and we have an accumulated deficit

11.	Competition. We are an insignificant participant among firms which offer health care products and services. There are many well-established health care product and service companies which have significantly greater financial and managerial resources, technical expertise and experience than the Company. In view of our limited financial and managerial resources, we will likely be at a significant competitive disadvantage vis-a-vis our competitors.

12.	No Ability to Control & Matter of Voting Rights Held by our President. Any person who acquires our Common Stock will have no real ability to influence or control the Company or otherwise have any ability to elect any person to our Board of Directors. Our officers, directors, and certain other persons currently control the Company and there is no likelihood that any person who acquires our Common Stock will have any real ability to influence or control the Company in any meaningful way. Further and at present, our President, John Cecil, is the owner and holder of 5,000,000 shares of our Series B Preferred Stock with each share having one thousand (1,000) votes per share with the right to vote with our Common Stockholders at any meeting of or action taken by the holders of our Common Stock. As a result, Mr. Cecil has the clear ability to control the Company via the exercise of his voting rights provided by the Series B Preferred Stock and all of the holders of our Common Stock effectively have no real ability to exercise any influence upon the affairs of the Company. In addition, Mr. Cecil is the owner and holder of 70,000,000 shares of the Company’s Series A Preferred Stock with each Series A Preferred share having one hundred (100) votes per share. As a result of the foregoing, any holder or group of holders of our Common Stock will have no reasonable ability to influence or control the Company’s policies, affairs, or strategies.

13.	Negative Equity & “Zone of Insolvency”. Our Total Liabilities exceed our Total Assets. Since we have no cash assets and given our accumulated deficit, we are in the “Zone of Insolvency” which can result in the interests of our Common Stockholders becoming subject to the interests of our creditors. As a result, we are insolvent, and we cannot assure you that we will be able to become solvent at any time in the future.

14.	If ever our Common Stock regains tradability in any market, then our stockholders will likely face significant possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are “restricted securities” and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Any person who acquires our common stock in any private placement should carefully review Rule 144 since any potential public resale may be limited and current broker-dealer and clearing firm requirements may make any re-sale of our common stock difficult at best.

15.	Absence of Underwriter Commitment. Based on our current plans, we anticipate that we will likely need to raise significant additional capital to meet our current and anticipated financial needs, we have not received any commitment from any registered broker-dealer or underwriter to assist us in raising needed capital. As a result, we face a clear risk that we will not have sufficient cash resources to meet our current financial obligations and otherwise implement our business plans. In that event, we may not be able to implement our plans and we will not be able to achieve profitability and positive cash flow or, if we do, that we can sustain either or both of them for any period of time.

16.	Risks of Low Priced Stocks. Currently and due to the unresolved Ten Day Stop Trading Order issued by the U.S. Securities and Exchange Commission which resulted in our loss of any market-makers in our common stock, our common stock is not trading in any market and there is no certain prospect that the Company’s common stock will regain any trading in any organized market. In the past, the Company’s common stock had only limited and sporadic trading in the so-called “pink sheets,” and before that, on the “Electronic Bulletin Board.” As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of August 2021.

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