Form 10-Q
period 2021-09-30
Kallo Inc.
filed 2021-11-12
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.

(Exact name of registrant as specified in its charter)

nevada	98-0542529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,356,429,204 as of October 31, 2021.

KALLO INC.

SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash	$11,651	$—
Prepaid expenses	12,230	—
Total Current Assets	23,881	—

TOTAL ASSETS	$23,881	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	4,632,643	4,359,752
Convertible loans payable – third parties	308,718	290,133
Short term loans payable	311,024	78,397
Convertible loans payable – related parties	1,058,467	993,812
Liability for issuable shares	44,119,200	37,149,790
Total Current Liabilities	50,430,052	42,871,884
TOTAL LIABILITIES	50,430,052	42,871,884

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.00001 par value, 120,000,000 shares authorized, 95,000,000 Series A preferred shares and 5,000,000 Series B preferred shares issued and outstanding	1,000	950
Common stock, $0.00001 par value, 8,000,000,000 shares authorized, 1,151,429,204 and 1,147,698,199 shares issued and outstanding, respectively.	11,514	11,478
Additional paid-in capital	42,270,620	41,920,116
Assignment of liabilities	(3,455,111)	(3,455,111)
Accumulated deficit	(89,234,194)	(81,349,317)

Total Stockholders’ Deficiency	(50,406,171)	(42,871,884)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$23,881	$—

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

(Unaudited)

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Operating Expenses
General and administration	$132,711	$8,803,221	$7,792,740	$9,001,974
Selling and marketing	—	—	19,501	18,563
Operating loss	(132,711)	(8,803,221)	(7,812,241)	(9,020,537)

Interest and financing costs	(28,052)	(28,051)	(83,240)	(83,544)
Foreign exchange (loss) gain	120,704	(79,171)	6,414	86,935
Debt forgiveness	4,190	—	4,190	—

Net Loss	$(35,869)	$(8,910,443)	$(7,884,877)	$(9,017,146)

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares used in calculating Basic and diluted net loss per share	1,148,833,722	1,147,698,199	1,148,080,866	1,147,698,199

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

For the nine months ended September 30, 2021

(Amounts expressed in US dollars)

(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2020	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,455,111)	(81,349,317)	(42,871,884)
Shares issued to director	5,000,000	50	—	—	201,300	—	—	201,350
Net loss	—	—	—	—	—	—	(312,525)	(312,525)
Balance March 31, 2021	100,000,000	$1,000	1,147,698,199	$11,478	$42,121,416	$(3,455,111)	$(81,661,842)	$(42,983,059)
Net loss	—	—	—	—	—	—	(7,536,483)	(7,536,483)
Balance June 30, 2021	100,000,000	$1,000	1,147,698,199	$11,478	$42,121,416	$(3,455,111)	$(89,198,325)	$(50,519,542)
Shares issued as compensation	—	—	3,731,005	36	149,204	—	—	149,240
Net loss	—	—	—	—	—	—	(35,869)	(35,869)
Balance September 30, 2021	100,000,000	$1,000	1,151,429,204	$11,514	$42,270,620	$(3,455,111)	$(89,234,194)	$(50,406,171)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

(Unaudited)

	Nine months Ended
	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(7,884,877)	$(9,017,146)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	8,701,110	8,701,110
Interest and financing costs	83,240	83,544
Unrealized foreign exchange loss (gain)	(7,346)	(88,174)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	304,626	316,561
(Increase) in prepaid expenses	(12,230)	—
NET CASH USED IN OPERATING ACTIVITIES	(220,987)	(4,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	232,638	4,105
NET CASH PROVIDED BY FINANCING ACTIVITIES	232,638	4,105

NET (DECREASE) INCREASE IN CASH	11,651	—
CASH - BEGINNING OF PERIOD	—	—
CASH - END OF PERIOD	$11,651	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$—	$—
Interest paid	$—	$—
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy, Inc.	$—	$7,443
Issuance of common stock previously accrued	$149,240	$—
Issuance of preferred stock previously accrued	$201,350	$—

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

September 30, 2021

(Amounts expressed in US dollars)

(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at September 30, 2021. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company has met its historical working capital requirements from the sale of common shares and short term loans. In order to not burden the Company, officers/stockholders have agreed to provide funding to the Company to pay its annual audit fees, filing costs and legal fees as long as the board of directors deems it necessary. However, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

KALLO INC.

Notes to Consolidated Financial Statements

September 30, 2021

(Amounts expressed in US dollars)

(Unaudited)

NOTE 3 – COMMON STOCK

During the nine months ended September 30, 2021, the Company issued 3,731,005 common shares for compensation valued at $149,240, which were approved and accrued for in 2018.

During the nine months ended September 30, 2021, the Company issued 5,000,000 Series B Preferred shares to a director. The shares of Series B Preferred stock which are not convertible and carry voting rights of 1,000 votes per Preferred share were approved for issuance on February 19, 2019. The fair value of the Series B Preferred shares were deemed to be $201,350 based on their voting rights relative to the fair value of the Company at the date of approval and were accrued for in 2019.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the nine months ended September 30, 2021, there were no movement in the assignment of liabilities amount.

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2021, the Board of Directors approved the issuance of 2,440,000,000 shares to directors and shareholders of the Company for par value of $24,400, resulting in as stock-based compensation valued at $8,701,110. These shares were issued subsequent to September 30, 2021 (See Note 8).

During the year ended December 31, 2020, the Board of Directors approved the issuance of 2,708,000,000 shares to directors and shareholders of the Company for par value of $27,080, resulting in as stock-based compensation valued at $35,398,420. These shares were issued subsequent to September 30, 2021 (See Note 8).

During the year ended December 31, 2019, the Board of Directors approved the issuance of 57,000,000 shares to directors and shareholders of the Company for par value of $570, resulting in as stock-based compensation valued at $1,373,130. These shares were issued subsequent to September 30, 2021 (See Note 8).

During the year ended December 31, 2019, the Company designated 5,000,000 of is preferred stock as Series B preferred stock, each of which has 1,000 votes and are not convertible. The Company, will not, without the approval or express written consent of the all the holders of the Series B preferred stock (i) establish, create, authorize or approve the issuance of any series or class of preferred stock (ii) change any of the rights, privileges or preferences of the Series B preferred stock or (iii) redeem the Series B preferred stock.

During the year ended December 31, 2019, the Board of Directors approved the issuance of 5,000,000 Series B preferred shares to a director as compensation for services rendered and their fair value were deemed to be $201,350 based on the voting rights of the preferred shares relative to the fair value of the Company at the date of the approved issuance. These shares were issued during the nine months ended September 30, 2021.

During the year ended December 31, 2018, the Board of Directors approved the issuance of 3,731,005 common shares valued at $149,240 to a family of the controlling shareholder of FE Pharmacy Inc as compensation. These shares were issued during the nine months ended September 30, 2021.

Included in accounts payable and accrued liabilities is an amount of $1,899,344 (December 31, 2020 - $1,675,108) due to directors of the Company as of September 30, 2021.

Included in convertible loans payable to related parties is an amount of $1,058,467 (December 31, 2020 - $993,812), including accrued interest, owing to a director and a shareholder of the Company as of September 30, 2021.

Included in short term loans payable is an amount of $293,935 (December 31, 2020 - $61,297) due to a director and a shareholder of the Company as at September 30, 2021.

KALLO INC.

Notes to Consolidated Financial Statements

September 30, 2021

(Amounts expressed in US dollars)

(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	September 30, 2021	December 31, 2020

Convertible promissory notes bearing interest at 15% per annum – third parties	$308,718	$290,133
Convertible promissory notes bearing interest at 15% per annum – related parties	1,058,467	993,812
	$1,367,185	$1,283,945

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity’s Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,367,185, including accrued interest, of which $1,058,467 is to from related parties. Interest of $83,240 on the convertible loans payable are included in net finance charge for the nine months ended September 30, 2021 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of September 30, 2021.

NOTE 6 – SHORT TERM LOANS PAYABLE

	September 30, 2021	December 31, 2020

Non-interest bearing short term funding from third party	$17,089	$17,100
Non-interest bearing short term funding from director	291,729	61,297
Non-interest bearing short term funding from related party	2,206	—
	$311,024	$78,397

As of September 30, 2021, the balance of $311,024 represented short term funding provided by a third party and related parties which are non-interest bearing, unsecured and have no fixed repayment date.  The loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

KALLO INC.

Notes to Consolidated Financial Statements

September 30, 2021

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $84,643 as at September 30, 2021 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

NOTE 8 – SUBSEQUENT EVENT

Subsequent to September 30, 2021, the Company issued 5,205,000,000 common shares valued at $44,119,200 to directors and shareholders of the Company as compensation. These shares were approved for issuance and accrued for between 2019 and June 30, 2021.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS”. FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASSUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN GENERAL FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. WE ALSO FACE THE INHERENT UNCERTAINTIES AND VERY SIGNIFICANT RISKS SINCE OUR PLANNED BUSINESS INVOLVES PROSPECTIVE BUSINESS ARRANGEMENTS IN FIVE FOREIGN COUNTRIES IN AFRICA WHERE THE RULE OF LAW IS FAR LESS CERTAIN. MORE THAN THAT AND BECAUSE OF THE WORLDWIDE COVID 19 PANDENMIC, WE FACE THE RISKS THAT OUR COUNTER-PARTIES MAY ASSERT A “FORCE MAJEUR DEFENSE” THAT MAY ALLOW THEM TO AVOID CERTAIN CONTRACTUAL OBLIGATIONS THAT THYEY MAY OTHERWISE HAVE. NOTE THAT: FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q AND THOSE IN OUR 2020 ANNUAL REPORT ON FORM 10-K (THE “2020 ANNUAL REPORT”) INCLUDING, BUT NOT LIMITED TO “THE FACTORS THAT MAY AFFECT FUTURE RESULTS” SHOWN AS ITEM 1A IN THE 2020 ANNUAL REPORT AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ALMOST NO CASH ASSETS AND MINIMAL OPERATIONS, THE LACK OF ANY APPARENT FINANCIAL RESOURCES OF THE COMPANY, THE COMPANY’S INSOLVENCY IN THAT OUR TOTAL LIABILITIES EXCEED OUR TOTAL ASSETS, THE INTENSE COMPETITION THAT WE FACE FROM OTHER ESTABLISHED COMPETITORS, THE CLEAR LIKELIHOOD OF A BANKRUPTCY FILING THAT WOULD LIKELY RESULT IN THE TOTAL DESTRUCTION OF THE COMPANY WITH EACH COMMON STOCKHOLDER SUFFERING THE TOTAL LOSS ON THEIR INVESTMENT AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES. WE HAVE NO HISTORY OF GENERATING ANY REVENUES FROM OUR PLANNED BUSINESS. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS. MAKE NO MISTAKE: WE ARE INSOLVENT AND OUR COMMON STOCK SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD THE TOTAL LOSS OF THEIR INVESTMENT SINCE OUR COMMON STOCK MUST BE CONSIDERED A “HIGH RISK” SECURITY. INVESTORS SHOULD NOTE THAT OUR COMMON STOCK DOES NOT CURRENTLY TRADE IN ANY STOCK MARKET (See Item 2 below).

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

Further and as a result of the Order, we do not currently have a FINRA-registered market-maker and we have no certain prospect that we will be successful in gaining a FINRA-registered market-maker in the near future (“to make a market” in our common stock). As a result of the Order and given our state of insolvency, and the severely high risks associated with our business strategy, there is a clear and unmistakeable very high risk that we will not longer have the status of being a publicly traded company. In that context and for these and other reasons, any person who acquires our Common Stock, our Preferred Stock or any debt instrument that we issued, faces a clear and unmistakeable HIGH RISK that they will lose their entire investment.

If we are not successful in gaining a FINRA-registered market-maker, then holders of our Common Stock will surely incur the total loss on their investment since our Common Stock will lose all liquidity and all marketability of the shares of our Common Stock that they hold. In that context and unless we are successful in securing the services of such a market-maker, the Company will effectively become a “privately-held” company and the fair market value of our Common Stock will likely be $0.00. We cannot assure you that we will be successful in securing a market-maker for our Common Stock and any person who acquires our Common Stock should be prepared to lose all of their investment since there can be no guarantee that any market-maker will be willing to provide us with market-making services for our Common Stock at any time in the future.

Status as Insolvent Company with Continuing Losses, No Revenues and Negative Equity

We agree with our independent auditors in that there is substantial doubt about our ability to continue as a going concern since:

(a) our Total Current Liabilities exceed our Total Current Assets which are currently $23,881 and thus we are insolvent;

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

(e) we have over $50.5 million in Liabilities as of September 30, 2021.

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

There is no assurance and there can be no assurance that we will ever be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations with positive cash flow. Moreover, we cannot assure you that we will be successful in securing a FINRA-registered market-maker that may be willing to serve as a market-maker for our Common Stock. In that event, we will lose our status as a public company. Our consolidated financial statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that we can raise any additional funds or otherwise obtain the necessary financial support to allow us to remain as a corporate entity. There can be no guarantee that we have any ability to raise funds or otherwise maintain our corporate existence as a Nevada corporation. In every respect, our financial circumstances raise substantial doubt about our ability to continue as a going concern and, for that matter, our very existence as a corporation. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Any reading of this Quarterly Report on Form 10-Q should also include a reading of Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ending December 31, 2020. We have no recent history of generating any revenues or positive cash flow and there can be no assurance that we will be successful in generating any revenues or, if we are successful in generating revenues, that we can sustain any such revenues at a level that will allow us to become solvent or otherwise operate with a positive cash flow at any time in the future. Make no mistake: there is a high risk that the Company may be facing severe and prolonged financial adversity with the high likelihood that the Company’s stockholders will lose their entire investment.

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

Highly Risky & Uncertain Agreements with Countries in Africa & Agreements with Project Funding Source

The following summarizes certain agreements that we currently have with five (5) countries in Africa. In each case, the agreements provide for us to provide certain healthcare services to the named country located in Africa and in each instance, we also entered into a financing arrangement with the same provider of funding that is lending funds to the country that is our counterparty in each agreement. While the agreements between us and each country vary and the funding provisions in the financing agreements with the financing source follow a general pattern, we recognize that the agreements and arrangements are subject to significant risks and uncertainties that include, but are not limited to the following:

●	There are implicit and very significant political risks in that each country does not have an established rule of law and as a result, the rights and the obligations of each of the parties to these agreements do not offer the level of certainty or enforceability that is found in comparable agreements entered into between parties in the United States, Canada, or the United Kingdom.

●	There are political processes in each country that are not predictable but can result in not just a sudden change of government but the wholesale abrogation of existing agreements and contracts and thereby the destruction of our property rights and contractual rights that otherwise, in another context, may be assumed to be inviolate.

●	There are many unforeseeable political forces and institutional challenges that may arise which can directly or indirectly result in an adverse economic and political environment that can effectively inhibit our ability to conduct our planned business operations for months if not years.

●	The vagaries and circumstances relating or involving the conduct of each of the governments that is a counterparty to our agreements are not at all predictable and the political systems and legal systems present in each of the countries do not readily conform or allow any predictable legal outcomes which, as a result, create risks that fundamentally undermine our investment of our resources in each of the governmental agreements that we reached with each of these governments and all of the collateral and related agreements that we entered into which assumed the validity of the governmental agreements.

●	In the event of any later dispute or controversy arising out of any one or more of the governmental agreements that we have, we are likely to experience significant challenges in enforcing our rights and ensuring that each governmental entity that is the counterparty to our agreement, fulfills its contractual obligations to us. As a result, we are exposed and likely will remain exposed to many uncontrollable and very significant risks and uncertainties in all of our dealings with each country and these very significant risks far exceed the contractual risks associated with contracts in the United States, Canada, and the United Kingdom.

It is in that context that we have entered into the following agreements in the following countries and, as we have learned by our experiences, that we face continuing significant risks and uncertainties which we inherently cannot mitigate or avoid in any significant way. We caution you that these risks and uncertainties are likely to remain at all times and any person who acquires our Common Stock, our Preferred Stock or any other instrument that we have issued will face the clear and unmistakable risk of a Total Loss of their investment. That is, we have not had any experience where we have been successful in operating or managing any health care program in any country. Thus, any person who reads this Form 10-Q should understand that we have no experience, no track record, and no obvious ability to manage and maintain any health care services in any country at any time in the history of Kallo, Inc.

The six (6) governmental agreements are as follows:

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

If market conditions allow and if we are successful in raising additional capital on reasonable terms, on a timely basis and in sufficient amounts and avoid bankruptcy as well as the other very significant risks set forth in the Risk Factors set forth herein and those set forth in Item 1A of our 2020 Form 10-K Annual Report for the fiscal year ending December 31, 2020, we believe that we may be able to implement a strategic market approach that may allow our potential customers to take a well-informed decision and to work with Kallo on a national strategy for healthcare infrastructure and a standardized healthcare services delivery model across the country. This led to the development of a structured business development process and management for what we hope may provide us with an opportunity to demonstrate that our business strategy can be successfully implemented. However, we cannot assure any holder of our Common Stock, our Preferred Stock or our debt instruments that we will have the managerial and financial resources that will allow us to undertake the steps needed to implement our business plan.

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

We previously developed the concept of conducting detailed Clinical, Engineering and Technology studies led by Kallo to establish detailed requirements for preparation of a customized proposal for the country and a phased roll out plan that we would seek to implement if we were able to obtain sufficient managerial and financial resources that would be required to undertake these efforts.

In addition, and if we are successful in avoiding bankruptcy and the liquidation of the Company as well as avoiding the effects of the other very significant existential risks that we face, then we may proceed to implement our business plan (with such revisions as we deem necessary in light of then existing circumstances) that may allow us to raise additional capital on a timely basis and in sufficient amounts while avoiding bankruptcy or insolvency, we may be able to develop a network of financial institutions and banks across the globe that we hope may be focused on humanitarian and healthcare projects. However, given our recent adverse experience with the Kenya Contract, we remain far more skeptical and entirely concerned that we may be facing unanticipated but significantly greater risks and uncertainties that may well prevent us from undertaking any of our plans as provided in each of the agreements with each of the six countries, namely, Ghana, Kenya, Ethiopia, Eswatini, Mozambique, and Eritrea. However, in the event that we are not successful in mitigating and limiting our exposure to these and other risks and uncertainties and if we raise a sufficient amount of additional capital on reasonable terms and on a timely basis, we may not be able to implement some of our business plans and strategies as described herein. In that event we may revise or alter or plans based on then-existing market conditions and assessments that we make as we reassess our ability to conduct our business and meet our obligations to creditors and others.

Go-To-Market Strategy

If we are successful in implementing our business plan, avoid bankruptcy and avoid other very significant existential risks that we face (as set forth herein) and provided that we are able to raise a sufficient amount of additional capital on reasonable terms, in sufficient amounts and on a timely basis, then we currently intend to implement what we call our “Our Sales Go-To-Market Strategy” – a strategy that is segmented based on the varying needs of our customers in the following three categories:

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

Kallo’s Value Proposition

All of the above and the following is based on our internal assessments made by our three (3) corporate officers/directors without the benefit of any independent third party professional consultants:

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

Competitive Landscape

Based solely upon our own internal assessments without the benefit of any third party professional consulting advice, we believe that the healthcare landscape is the most complex industry at large. It has developed in each area of its function in an isolated fashion and hence today we have disparate functions, technologies and infrastructure. Globally healthcare industry leaders are working hard to bring a synchronized approach in patient encounter, diagnosis and treatment including preventive care. Kallo has leaped into the future with the KIDS concept and have successfully brought together technologies including global telemedicine, infrastructure and functional expertise leading the industry and have created the Kallo business ecosystem.

We also believe that the Kallo Integrated Delivery System (KIDS) may, if we can avoid bankruptcy and the existential risks that we face and if circumstances allow, provide us with an ability to offer health care services in the under-developed, countries which may allow us, if we able to successfully implement our business plan, to provide developing and developed countries with the flexibility of deploying components of KIDS.

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

Results of operations

Revenues

We did not generate any revenues during the nine months ended September 30, 2021 or at any time during 2020. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we cannot assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow us to achieve and sustain positive cash flow and profitability for any period of time.

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

Expenses

During the three months ended September 30, 2021 we incurred total expenses of $35,869, including $103,170 in salaries and compensation, $26,180 in professional fees, $28,052 in interest and financing costs, $3,361 as other expenses offset by gain on foreign exchange of $120,704 and gain on debt forgiveness of $4,190 whereas during the three months ended September 30, 2020 we incurred total expenses of $8,910,443, including $8,799,655 in salaries and compensation, $2,098 in professional fees. $28,051 in interest and financing costs, $79,171 in loss on foreign exchange and $1,468 as other expenses. Many of our costs are primarily fixed costs and, as a result, we can not effectively reduce these costs as aggressively as we would like.

The decrease in our total expenses for the three months ended September 30, 2021 from the comparative period is mainly due to higher salaries and compensation in the previous quarter as a result of non-cash stock based compensation of $8,701,110.

During the nine months ended September 30, 2021 we incurred total expenses of $7,884,877, including $7,609,359 in salaries and compensation, $174,579 in professional fees, $83,240 in interest and financing costs, $19,501 in selling and marketing and $8,802 as other expenses offset by $6,414 gain on foreign exchange and $4,190 gain on debt forgiveness whereas during the nine months ended September 30, 2020 we incurred total expenses of $9,017,146, including $8,988,763 in salaries and compensation, $6,098 in professional fees, $83,544 in interest and financing costs, $18,563 in selling and marketing and $7,113 in other expenses offset by $86,935 in gain on foreign exchange. Many of our costs are primarily fixed costs and, as a result, we can not effectively reduce these costs as aggressively as we would like.

The Company is operating with a minimal number of full-time employees and office space until such time as we may be able to secure new contracts, if any. As stated above, we face significant risks and uncertainties that we cannot control.

Net Loss

During the three months ended September 30, 2021 we did not generate any revenues and incurred a net loss of $35,869 compared to a net loss of $8,910,443 during the same period in 2020. The main reason was the issuance of stock based compensation in the previous quarter as discussed above. In that respect, we cannot assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

During the nine months ended September 30, 2021 we did not generate any revenues and we incurred a net loss of $7,884,877 compared to a net loss of $9,017,146 during the same period in 2020. In that respect, we can not assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

We incurred over $36 million in losses in the twelve months ending December 31, 2020 and there can be no assurance that we will not incur losses at or above that level in the twelve months ending December 31, 2021. We are in the “zone of insolvency” and holders of our Common Stock and our Preferred Stock face the total loss of their investment.

Liquidity and capital resources

As at September 30, 2021, the Company had current assets of $23,881 and current liabilities of $50,430,052, indicating working capital deficiency of $50,406,171. As of September 30, 2021, our total assets of $23,881 comprised prepaid expenses and cash and our total liabilities were $50,430,052 comprised of $4,632,643 in accounts payable and accrued liabilities, convertible loans payable of $1,367,185, short term loans of $311,024 and liability for issuable shares of $44,119,200.

Cash used in operating activities amounted to $220,987 during the nine months ended September 30, 2021, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $232,638 from proceeds from short term loans payable. We have insignificant cash, our liabilities are in excess of $50.4 million and we are insolvent. In this context we are considered to be in the “zone of insolvency.”

There was no cash movement in investing activities during the current nine months period ended September 30, 2021.

As of September 30, 2021, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment and the total loss of their investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $84,643 as at September 30, 2021 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

While we believe that we may be successful in resolving these claims, we cannot assure that the outcome will not have a material adverse effect upon us.

ITEM 1A.	RISK FACTORS.

Item 1A. RISK FACTORS

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

6.	WARNING: Our Common Stock is Not Traded on any Market and our Common Stock may never regain any Trading in any Market at any time in the Future. On March 24, 2021, the U.S. Securities and Exchange Commission issued a Ten Day Stop Trading Order to stop the trading in our Common Stock (the “Order”). The Order was issued pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended and it expired on April 7, 2021. As a result, we have expended great efforts to secure at least one market-maker who may be willing, subject to a complete and satisfactory due diligence review and evaluation of our corporate, business, and financial affairs, to serve as our market-maker for our Common Stock. Currently and despite our continuing efforts, we have not been successful in securing the services of a duly licensed and registered market-maker for our Common Stock and we can not assure you that we will be successful in these and other efforts needed that may allow the holders of our Common Stock to regain trading privileges on OTC Markets. In the event that we are not successful, holders of our Common Stock will likely incur the total loss on their investment since our Common Stock will lose all liquidity and all marketability of the shares of the Company’s Common Stock that they hold. In that context and unless we are successful in securing the services of such a market-maker, the Company will effectively become a “privately-held” company and the fair market value of our Common Stock will likely be $0.00. We cannot assure that we will be successful in securing a market-maker for our Common Stock and any person who acquires our Common Stock should be prepared to lose all of their investment since there can be no guarantee that any market-maker will be willing to provide us with market-making services for our Common Stock at any time in the future. As a result of the Order, we do not currently have a FINRA-registered market-maker and we have no certain prospect that we will be successful in gaining a FINRA-registered market-maker on or before September 21, 2021 (“to make a market” in our common stock), there is a clear and unmistakeable risk that we will not longer have the status of being a publicly-traded company (“to make a market” in our common stock). If we are not successful in gaining a FINRA-registered market-maker on or before September 21, 2021, holders of our Common Stock will likely incur the total loss on their investment since our Common Stock will lose all liquidity and all marketability of the shares of the Company’s Common Stock that they hold. In that context and unless we are successful in securing the services of such a market-maker, the Company will effectively become a “privately-held” company and the fair market value of our Common Stock will likely be $0.00. We cannot assure that we will be successful in securing a market-maker for our Common Stock and any person who acquires our Common Stock should be prepared to lose all of their investment since there can be no guarantee that any market-maker will be willing to provide us with market-making services for our Common Stock at any time in the future.

7.	Immediate Risk & Matter of Amendment to SEC Rule 15c2-11. We currently do not have and we currently do not have any reasonable basis to believe that we will be successful in securing the services of a FINRA-registered market-maker who may be willing to make a market in our Common Stock and assume the responsibilities and implicit and serious liabilities of undertaking those and certain actions. In September 2020, the Securities and Exchange Commission (the ‘Commission”) amended Rule 15c2-11 to require that each and every market-maker that serves as a market-maker for any unlisted public company demonstrate that it has “current public information” regarding that public company or, failing that, be exposed to certain sanctions. At the present time, we do not have a FINRA-registered market-maker and given that the Commission has imposed the Order, we fully anticipate that it will be very difficult to secure a bona fide FINRA-registered market-maker who will be willing to accept the exposure to the clear risks of liability associated with serving as our market-maker given our current circumstances.

8.	Risk of SEC Informal or Formal Investigation of the Company & Its Impact. Further, and under our current circumstances, there is a clear risk that the staff at the Commission’s Division of Enforcement may undertake a formal or informal investigation into the Company and its affairs. In that event we may be exposed to a very expensive and time-consuming review of all of our corporate and financial affairs and, more than that, the clear risk of a destruction of the Company and its reputation and stature that likely would be permanent and irremovably damaging.

9.	Lack of Revenues And Development Stage Company. We have no history of generating Sales Revenues and we cannot assure that we will generate any Sales Revenues at ant time in the future or, if we do, that we can achieve Sales Revenues at a level that will allow us to also achieve and maintain profitability and positive cash flow. We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have been evaluated by any independent third party. plans have not been determined. There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November 2021.

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