Form 10-K
period 2021-12-31
Kallo Inc.
filed 2022-06-03
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

Commission file number 000-53183

KALLO INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0542529
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of January 31, 2022: $10,226,975

The registrant had 6,356,429,586 shares of common stock outstanding as of April 21, 2022.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-K CONTAINS “FORWARD-LOOKING STATEMENTS”. FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN GENERAL FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-K, INCLUDING, BUT NOT LIMITED TO “THE FACTORS THAT MAY AFFECT FUTURE RESULTS” SHOWN AS ITEM 1A AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY HAS LIMITED ASSETS AND OPERATIONS, THE COMPARATIVELY LIMITED FINANCIAL RESOURCES OF THE COMPANY, THE LOSSES THAT THE COMPANY INCURS EACH YEAR, THE COMPANY IS INSOLVENT AND ITS TOTAL LIABILITIES EXCEED ITS TOTAL ASSETS, THE INTENSE COMPETITION THE COMPANY FACES FROM OTHER ESTABLISHED COMPETITORS, AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-K OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS. MAKE NO MISTAKE: WE ARE INSOLVENT AND OUR COMMON STOCK SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD THE TOTAL LOSS OF THEIR INVESMENT SINCE OUR COMMON STOCK MUST BE CONSIDERED A “HIGH RISK” SECURITY.

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

Upon acquiring Rophe, the focus of our business was to develop medical information technology software. It has since expanded to the delivery and support of what we believe may offer an end-to-end healthcare solution for developing countries and rural communities with the goal on improving all aspects of health care delivery. We have incurred over $8,000,000 in losses in 2021 and we cannot be certain that we will avoid additional losses at that level or higher.

Business Overview

We are a small company with limited financial and managerial resources and we offer what we believe may be an end-to-end health care solution that is called the Kallo Integrated Delivery System (KIDS). Our KIDS product currently consists of the following three (3) components:

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

Our Products in Development

Our product portfolio currently includes three earlier stage products listed below, all of which highlight what we believe could demonstrate the broad applicability of our proprietary technologies that may offer potential future product opportunities for us if market conditions allow. In that event and if we have sufficient financial resources, we plan to evaluate partnership opportunities for further development and commercialization of these products.

1.	Our copyrighted technology “EMR Integration Engine” that demonstrate what we believe may be the future direction for integrated solutions as well as current efforts that illustrate interoperability within the continuum of care. EMR Integration Engine is software, which connects all the other applications in or outside a hospital/clinic with the EMR system. This enables the doctor/nurse to seamlessly access information in other healthcare applications without moving from one computer to the next.

2.

C&ID-IMS is an Internet-based solution for monitoring and managing Communicable and Infectious Disease information. Our target markets are Health Organizations and Ministries of Health, hospitals and Center for Disease Control (CDC) & the World Health Organization (WHO) members around the globe.

While we believe that our technologies are protected under Canadian and International copyrights and are authored by and owned by John Cecil. However, we have not obtained any third-party independent evaluation of the extent of our copyright or other intellectual property right claims by any independent third-party and we have no present plans to obtain any such evaluation. And in that context, we believe that Kallo Inc. has the rights to the products referred in this section, of which items B, C, and D (listed below) are under development and we anticipate that they will likely require further development work. There can be no assurance that we will not later discover that the extent of our copyright claims are limited and/or that we may be subject to claims of infringement asserted by other persons. In that event, our plans and strategies may be seriously compromised with the result that we may suffer serious long-term financial losses thereby.

3.	CCG is, what we believe, may be our clinical-care globalization technology. We believe that this product may, if market and competitive conditions allow, offer us an opportunity to respond to the growing “medical tourism phenomenon” - patients going to low-cost countries for elective medical procedures. Based on our own internal and limited assessment undertaken without any independent third -party evaluation, we believe that this may be a fast-growing worldwide industry segment that may be actively promoted by certain countries. In that sense, it may be that CCG may be used by both the destination and home country of a patient to maintain complete and accurate records of the treatment history, avoiding errors due to incomplete patient data and lessening the burden and expense of corrective action on the home country when medical tourists return home. But we also know that any such growth in this segment will likely be subject to then current laws and regulations in addition to other factors over which we have no control.

4.	MC-Telehealth (Mobile Clinic with Telehealth system) is our planned mobile clinic long distance or Telehealth technology. We believe that our product, if properly installed and used, may allow the remote transmission of standardized formats of data for laboratory information, diagnostic imaging, diagnosis and clinical notes.

5.	KIDS (Kallo Integrated Delivery System), a Technology & process framework defines and describes the component parts of the various products and services that Kallo is delivering to its clients, including the human resources component, and how these parts interact and relate to one another. The framework also recognizes the need for collaboration with local care facilities, services and providers to support continuity of care and facilitate patient transport between facilities.

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

The following are “Forward-Looking Statements” that are subject to the qualifications set forth at the beginning of this Form 10-K and subject to the Risk Factors set forth herein.

Target Market

Based on our current internal management assessments undertaken without the benefit of any independent third-party review or evaluation, we believe that our primary target market for the Kallo Integrated Delivery System (KIDS) may be one or more selected markets in certain developing countries where health care services are limited and where we may be able to enter into what we hope may be commercially feasible contractual arrangements without undue and unacceptable risks and challenges. To that end and in anticipation that we may be successful in these efforts, we have established several sales and marketing partnership agreements under “Business Associate” section either representing Kallo independently or as an organization. While we are currently in various stages of our sales cycle with more than 10 countries, we cannot assure you that we will be successful in these efforts or, if we are successful, that we can implement and undertake our business plans without incurring significant and protracted losses and negative cash flow. Yet, we have incurred over $8,000,000 in losses in 2021 and we cannot be certain that we will avoid additional losses at that level or higher.

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

Competition

We are a small company with limited financial and managerial resources. We compete with many larger, well-established entities in various sectors; mobile clinic and temporary medical facility manufacturers, health care equipment resellers, EMR developers, health care education providers, EMS contracted services, etc. Our competitors tend to be focused on a component of our health care solution, but they do have established histories in their particular area of expertise affording them a resource advantage. We are effectively in the start-up phase of operations and as a result, we have little or no impact upon our competition. We believe that, if market conditions and our financial resources allow, we may be able to offer a fully integrated solution. In the opportunities that we have been engaged in, we have not encountered a competitor that offers the full end to end solution that we are offering in the marketplace.

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

Over the last couple of decades, we have noted that there have been growing multilateral efforts to encourage countries to increase the amount of money they spend on healthcare. The WHO has recommended that countries spend a minimum of 5% of GDP on health in order to be taken seriously on provision of access. Meanwhile, in the Abuja Declaration of 2001 the heads of state of African Union countries pledged to set a target of allocating at least 15% of their budgets to improving healthcare. Over a decade later, however, many of them were still making insufficient progress.

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

With respect to access to data, we believe that our KIDS solution includes state-of-the-art integrated electronic medical records and hospital information systems to gather and process the data that is critical to allowing governance structures to effectively oversee the entire healthcare system. However, we have not evaluated our technology relative to the technology offered by others. We may discover that far better technology is offered by other established providers who offer better technology and at a price level that is a perceived “greater-value” to the purchaser.

With respect to the importance of a well-trained and integrated workforce, we have recognized the importance of providing education and training to local healthcare practitioners by establishing Kallo University which collaborates with teaching institutions and hospitals in Canada to provide a wide range of these services.

We believe that in today’s market, offering high quality primary care is critically important. And although we have not conducted or received any independent research, we have taken steps to ensure that our KIDS solution specifically focuses on providing primary care through all of its care platforms as well as providing specialized care as required.

Through all of our study of the healthcare challenges facing developing countries and as confirmed by the key findings of this Economist Intelligence Unit report, we believe that our comprehensive KIDS solution and our approach to working directly with the governments of developing countries likely provides the greatest opportunity for achieving success in significantly improving access to world class healthcare services for all.

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

Employees

As of March 31, 2022, we have four full time employees.

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

Risks Related to the Ownership of the Company’s Stock

1. No Revenues from Operations & Continuing Losses; Risk of Loss & Insolvency. During the past two fiscal years we have not generated and revenues and there can be no assurances that we will be successful in generating revenues in the future. In that respect we face all of the risks inherent in an early-stage business. We have incurred losses and there can be no assurance that we will ever achieve profitability and positive cash flow. While we believe that our business strategies are sound, there can be no assurance that our business will generate profits and positive cash flow or if we generate profits and positive cash flow, that it can be sustained. Investors should be aware that they may lose all or substantially all of their investment. We are also insolvent since our Total Liabilities exceed our Total Assets. In that connection, we incurred over $8,000,000 in losses in 2021 and we cannot be certain that we will avoid additional losses at that level or higher in future years.

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

4. Auditor’s Opinion: Going Concern & Insolvency. Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern since: (a) our Total Current Liabilities exceed our Total Current Assets; (b) our Total Liabilities exceed our Total Assets; and (c) we are an early-stage company and there exists only a limited history of operations. Since our Total Liabilities exceed our Total Assets, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment. We incurred losses of over $8 million in our fiscal year ending December 31, 2021 and we cannot assure you that we will not incur losses at or exceeding that level in the future.

5. Absence of any Financial Resources; Need for Additional Financing. Our financial resources are minimal and we are insolvent (since we have limited assets and over $6.5 million in liabilities). We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions. Further, we have not received any commitment from any person to provide any additional financing and we cannot assure that any such commitment is forthcoming.

6. Limited and Sporadic Trading Market for Common Stock. Our Common Stock trades on the OTC Market on a limited and sporadic basis and there can be no assurance that a liquid trading market for our Common Stock will develop and, if it does develop, that it can be sustained. Currently we do not have a sponsoring registered broker-dealer serving as our market-maker. Since the Securities and Exchange Commission amended Rule 15c2-11 effective September 28, 2021, our lack of a market-maker may result in a cessation of our listing and trading of our Common Stock on the U.S. OTC Market. In that event, holders of our Common Stock may lose an ability to offer and/or sell our Common Stock on the OTC Market with the result that our Common Stock will not be tradable in any market and the value of our Common Stock will dramatically and significantly decline. In that event holders of our Common Stock will likely lose their entire investment.

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

8. Lack of Dividends & No Likelihood of Dividends. We have not paid dividends and do not contemplate paying dividends in the foreseeable future. We have no cash assets and we have an accumulated deficit.

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

11. Negative Equity & “Zone of Insolvency”. Our Total Liabilities exceed our Total Assets. Since we have limited cash assets and given our accumulated deficit, we are in the “Zone of Insolvency” which can result in the interests of our Common Stockholders becoming subject to the interests of our creditors. As a result, we are insolvent, and we cannot assure you that we will be able to become solvent at any time in the future.

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

14. Ten Day Stop Trading Order Imposed by SEC in March 2021. As set forth in greater detail elsewhere in this Annual Report, in March of 2021, the U.S. Securities and Exchange Commission (the “SEC”) imposed a Ten Day Stop Trading Order on the trading of our Common Stock (the ‘Order”). While the Order has expired, we cannot assure you that the SEC or any other securities regulator has not undertaken or will undertake further investigative action or other action that may further disrupt our affairs and cause significant financial injury to us. It is not uncommon that such “follow-on” actions to be taken by one or more securities regulators after the SEC takes action as set forth in the Order. IN that event, we may incur significant and prolonged costs and expenses and resulting financial losses and resulting permanent damage to our reputation.

15. Risks of Low-Priced Stocks. In the past, the Company’s common stock had only limited and sporadic trading in the so-called “pink sheets,” and before that, on the “Electronic Bulletin Board.” As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

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

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR OUR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on OTC Markets under the symbol “KALO”. A summary of trading by quarter for 2021 and 2020 is as follows:

Fiscal Year 2021	High Bid	Low Bid
Fourth Quarter 10-1-21 to 12-31-21	$0.0490	$0.0011
Third Quarter 7-1-21 to 9-30-21	$0.0350	$0.0001
Second Quarter 4-1-21 to 6-30-21	$0.1800	$0.0010
First Quarter 1-1-21 to 3-31-21	$0.2650	$0.0350

Fiscal Year 2020	High Bid	Low Bid
Fourth Quarter 10-1-20 to 12-31-20	$0.0750	$0.0100
Third Quarter 7-1-20 to 9-30-20	$0.0390	$0.0070
Second Quarter 4-1-20 to 6-30-20	$0.0250	$0.0075
First Quarter 1-1-20 to 3-31-20	$0.0166	$0.0106

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

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

WARNING: Matter of Ten Day Stop Trading Order & Related Risks. As noted above and in our prior periodic filings with the Securities and Exchange Commission (including but not limited to the Form 8-K that we filed on March 26, 2021) on March 24, 2021, the U.S. Securities and Exchange Commission issued a Ten Day Stop Trading Order to stop the trading in our Common Stock (the “Order”). The Order was issued pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended and it expired on April 7, 2021. As a result, we have expended and continue to expend significant efforts to secure at least one market-maker who may be willing, subject to a complete and satisfactory due diligence review and evaluation of our corporate, business, and financial affairs, to serve as our market-maker for our Common Stock. Currently and despite our continuing efforts, we have not been successful in securing the services of a duly licensed and registered market-maker for our Common Stock and we cannot assure you that we will be successful in these and other efforts needed that may allow the holders of our Common Stock to regain trading privileges on OTC Markets.

Further and as a result of the Order, we do not currently have a FINRA-registered market-maker and we have no certain prospect that we will be successful in gaining a FINRA-registered market-maker in the near future (“to make a market” in our common stock). As a result of the Order and given our state of insolvency, and the severely high risks associated with our business strategy, there is a clear and unmistakable very high risk that we will not longer have the status of being a publicly traded company. In that context and for these and other reasons, any person who acquires our Common Stock, our Preferred Stock or any debt instrument that we issued, faces a clear and unmistakable HIGH RISK that they will lose their entire investment.

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

Status as Insolvent Company with Continuing Losses, No Revenues and Negative Equity

We agree with our independent auditors in that there is substantial doubt about our ability to continue as a going concern since:

(a) our Total Current Liabilities exceed our Total Current Assets which are currently $6,495,562 and thus we are insolvent;

(b) we have no cash assets and our Total Liabilities are in excess of $6.5 million;

(c) as of December 31, 2021 we have incurred over $89 million in accumulated losses and there is no certain prospect that we will ever achieve and sustain any positive cash flow, profitability or either of them;

(d) we incurred losses of over $8 million during our most recent fiscal year ending December 31, 2021; and

(e) we have over $6.5 million in Liabilities as of December 31, 2021.

In every respect, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment. Our Common Stock, our Preferred Stock, and any other instrument that we have or will issue, should be considered a “HIGH RISK” investment suitable only for those persons who can afford the TOTAL LOSS of their investment.

Overall, we are a small company with minimal financial and managerial resources, and our business model and all of our plans have not been reviewed or evaluated by any independent third party. We incurred over $8 million in losses in our most recent fiscal year ending December 31, 2021 and we are insolvent. MAKE NO MISTAKE: there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our operating expenses. This is because we have generated insignificant revenues from our operations during the last ten years and we have no clear prospect that we will generate any revenues at any time in the future. We have been able to remain in business primarily as a result of management’s determination and the efforts by certain other parties but we cannot assure you that we will have the necessary resources that will allow us to continue our corporate existence. We expect to incur significant operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.

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

For the last eleven fiscal years, starting January 2010, our management and board of directors raised funds through a personal and professional network of investors. This allowed us to undertake a limited amount of business development, maintain minimal operations, and generate limited amount of potential customer interest. We had losses of over $8 million for the fiscal year ending December 31, 2021 and we have no basis to believe that we will avoid further losses at or around that magnitude in the future. In order to continue operations, we need to raise significant additional capital and sustain operations. We cannot assure you that we will achieve any success in either raising additional capital and in sustaining our operations. We know that other companies raise capital from one or more existing shareholders or via debt and equity offers to independent investment professionals and through various other financing alternatives. We do not have many viable options and we know that if we are to avoid bankruptcy and the decimation of the Company, we would need significant amounts of additional capital on a timely basis, in sufficient amounts and on reasonable terms. Unless this is achieved without undue delay and without any significant legal complications, we may, if circumstances and market conditions allow, continue our existing limited operations. However, we are insolvent, we have almost no cash assets, and we have no basis to believe that we will raise any additional capital on a timely basis and on reasonable terms that may allow is to continue to remain in business. Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require if we are to sustain our Company as a corporate entity or otherwise allow us to meet our financial obligations.

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

Every person who is considering the purchase of our Common Stock, our Preferred Stock or any other instrument that we may issue should fully appreciate that if an agreement with FE Pharmacy, Inc. similar to the Prior FE Pharmacy Agreement is not obtained on a timely basis and on similar terms, we will likely need to cease operations and pursue the liquidation of the Company and otherwise likely terminate the very existence of the Company. Thus, our Common Stock, our Preferred Stock and any other instrument that we have issued must be considered a HIGH-RISK investment that is suitable only for persons who can afford to LOSE THEIR ENTIRE INVESTMENT.

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

It is in that context that we have entered into the following agreements in the following countries and, as we have learned by our experiences, that we face continuing significant risks and uncertainties which we inherently cannot mitigate or avoid in any significant way. We caution you that these risks and uncertainties are likely to remain at all times and any person who acquires our Common Stock, our Preferred Stock or any other instrument that we have issued will face the clear and unmistakable risk of a Total Loss of their investment. That is, we have not had any experience where we have been successful in operating or managing any health care program in any country. Thus, any person who reads this Form 10-K should understand that we have no experience, no track record, and no obvious ability to manage and maintain any health care services in any country at any time in the history of Kallo, Inc.

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

We have adopted what we believe is a “strategic market approach” in that our strategy is to ensure that our potential customers (the counterparties to our health services agreements) undertake a well-informed decision that we hope will allow them to work with us to embrace a national strategy for healthcare infrastructure and a standardized healthcare services delivery model across the country. This led us to develop what we believe may be a structured business development process and management of the services that we seek to offer and the benefits that we seek to provide to each national health care agency in each country. However, we have no record of achieving any of our goals and we have not been successful in entering into any agreement with any country that has allowed us to demonstrate that our business strategy is viable. As a result, there can be no assurance that our contemplated strategy and contemplated business is financially viable.

After many years of hard work in developing countries we believe that there is a dynamic shift in the thought process within the developing countries to consider innovative solutions leveraging technology for strengthening and advancing their healthcare infrastructure and services delivery for all citizens alike. Our assessments and our evaluations in all of these matters are based solely upon the determinations made internally by our management and we have not had the benefit of any independent and professional third-party evaluation in any of these matters. We may later discover that our assumptions, our analysis, and our assessments are fatally inaccurate and otherwise not commercially viable. In that event, investors in our Company should be prepared to lose all of their investment. As of the date of the filing of this 2021 Annual Report on Form 10-K for the fiscal year ending December 31, 2021, we have not received any indication that the project as envisioned by the agreements that we entered into will be implemented or undertaken at any time.

B.        Kenya. On June 26, 2020, the Cabinet Secretary of the Department of Health and the Cabinet Secretary of the National Treasury and Planning of the Republic of Kenya entered into a Project Contract (the “Kenya Contract”) with Kallo Inc. and a Loan Contract with Techno-Investment Module SL. now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Kenya to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. On March 23, 2021, we received a letter from the Cabinet Secretary for the National Treasury & Planning, the Republic of Kenya, informing us that the project and agreements previously entered into have been put on hold. We can not assure you that the Kenya Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Kenya Contract. Overall, we do not know and we cannot predict whether the Kenya Contract will later be abrogated or if other events and political considerations in the Republic of Kenya will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Kenya Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Kenya Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract. For these and other reasons, we are acutely aware that we face significant “political risks” in Kenya and, for that matter, in each country where we seek to implement our contemplated business. These risks are inherent and we are not able to mitigate or reduce our exposure to the unpredictable and dramatic political risks that we face in Kenya or, for that matter, in any foreign country. In that light, our contemplated business strategy will likely remain a HIGH RISK strategy for the foreseeable future. As of the date of the filing of this 2021 Annual Report on Form 10-K for the fiscal year ending December 31, 2021, we have not received any indication that the project as envisioned by the agreements that we entered into will be implemented or undertaken at any time.

C.       Eswatini. On November 10, 2020, the Minister of Health and the Minister of Finance of the Kingdom of Eswatini entered into a Project Contract with Kallo Inc. and a Loan Contract (the “Eswatini Contract”) with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Kingdom of Eswatini to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we can not assure you that the Eswatini Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Eswatini Contract. Overall, we do not know and we cannot predict whether the Eswatini Contract will later be abrogated or if other events and political considerations in the Kingdom of Eswatini will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Eswatini Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering the Eswatini Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to risks that we encountered in the Kenya Contract. (See discussion regarding Kenya above.) As of the date of the filing of this 2021 Annual Report on Form 10-K for the fiscal year ending December 31, 2021, we have not received any indication that the project as envisioned by the agreements that we entered into will be implemented or undertaken at any time.

D.       Ethiopia. On November 30, 2020, the Minister of Health and the Minister of Finance of the Federal Democratic Republic of Ethiopia entered into a Project Contract with Kallo Inc. (the “Ethiopia Contract”) and a Loan Contract with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Federal Democratic Republic of Ethiopia to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Included in the contract is a Medical Tourism project with a Medical Center of Excellence. Again and given our recent experience with the Kenya Contract, we can not assure you that the Ethiopia Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in Ethiopia Contract. Overall, we do not know and we cannot predict whether the Ethiopia Contract will later be abrogated or if other events and political considerations in the Federal Democratic Republic of Ethiopia will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Ethiopia Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Ethiopia Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the risks that we have encountered in the Kenya Contract. (See discussion regarding Kenya above.) As of the date of the filing of this 2021 Annual Report on Form 10-K for the fiscal year ending December 31, 2021, we have not received any indication that the project as envisioned by the agreements that we entered into will be implemented or undertaken at any time.

E.       Mozambique. On December 10, 2020, the Minister of Health and the Minister of Finance of the Republic of Mozambique entered into a Project Contract (Phase-1) with Kallo Inc. (the “Mozambique Contract”) and a Loan Contract (Phase-1) with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Mozambique to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we can not assure you that the Mozambique Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Mozambique Contract. Overall, we do not know and we cannot predict whether the Mozambique Contract will later be abrogated or if other events and political considerations in the Republic of Mozambique will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Mozambique Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Mozambique Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract. (See discussion above regarding the Kenya contract.) As of the date of the filing of this 2021 Annual Report on Form 10-K for the fiscal year ending December 31, 2021, we have not received any indication that the project as envisioned by the agreements that we entered into will be implemented or undertaken at any time.

F.        Eritrea. On December 11, 2020, the Minister of Health and the Minister of Finance of the State of Eritrea entered into a Project Contract with Kallo Inc. (the “Eritrea Contract”) and a Loan Contract with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the State of Eritrea to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we can not assure you that the Eritrea Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Eritrea Contract. Overall, we do not know and we cannot predict whether the Eritrea Contract will later be abrogated or if other events and political considerations in the State of Eritrea will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Eritrea Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Eritrea Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract. (See the discussion above regarding the Kenya Contract.) As of the date of the filing of this 2021 Annual Report on Form 10-K for the fiscal year ending December 31, 2021, we have not received any indication that the project as envisioned by the agreements that we entered into will be implemented or undertaken at any time.

Status Update on contracts signed with Kenya, Eswatini, Mozambique, Ethiopia and Eritrea

We have been working diligently for the past several years to introduce our Kallo Integrated Delivery System (KIDS), a comprehensive healthcare delivery solution, to developing countries in Africa.

In 2019 we began working with a local representative in Africa, Global Interest Services (GIS). Working through GIS, Kallo entered into detailed discussions and negotiations with a number of African countries including Kenya, Eswatini, Mozambique, Ethiopia and Eritrea. These efforts culminated in signing project and loan contracts with each of these countries through the second half of 2020.

Normally, during the final stages of negotiations and signing of such contracts, the President and CEO of Kallo would have travelled to the countries in question and would have concluded the negotiations and signing of the contracts in person. However, with the advent of Covid-19 and the imposition of lockdowns and travel restrictions in early 2020, in-person meetings were not possible.

In each case, all parties involved agreed to sign contracts remotely with all signatures being legally notarized. As required by regulation, in each instance, we reported the signing of these contracts as material events by filing the required Form 8-K with the U.S. Securities and Exchange Commission and in each instance, we believe that we provided and fulfilled our disclosure obligations in accordance with U.S. securities laws and accepted good practices.

With the signing of each contract, work proceeded with arranging financing for the projects. These are all major projects and arranging financing is a major undertaking. Techno Investment Module SL (TIM), a financier based in Spain, was willing to provide financing for the projects. In order to provide the financing, it was established that collateral for the required loans would need to be provided in the form of a cash-backed standby letter of credit to be issued by the central bank of each country and confirmed by a corresponding major bank in the United Kingdom.

Beginning in late 2020, TIM and Kallo have been working through GIS to establish the required collateral with the governments of each country. This part of the process has proven to be much more challenging and time consuming than anticipated. Although efforts have been continuous and persistent, with regular communications through our local representative, none of these governments has yet to provide this essential requirement before financing can be finalized.

A number of factors may have contributed to the delays in completing this process in each country. During this period there have been multiple elections in Ethiopia which have disrupted the normal process of government. Further deliberations with the government of Kenya have been put on hold as the government prepares for major elections later this summer. Political unrest and regional conflicts in Mozambique, Eswatini and Ethiopia have had economic impacts and have also disrupted the process of government in these countries. We do not know why the governments and the governmental agencies in each of these countries did not and have not completed the additional steps needed that would allow us to proceed with the implementation of the agreements that we entered into with each such government and each such agency. More than that, we do not understand what would provoke any such delays or hesitation by any of our counterparties in these instances.

As we have previously disclosed, we have spent a considerable amount of time and energy negotiating these significant contracts while also incurring significant expenses. We want to provide every opportunity to allow these efforts to be concluded successfully. However, we cannot continue to expend time and energy on these engagements indefinitely. As well, TIM is growing increasingly impatient with the prolonged timeframe to conclude this part of arranging the financing.

Accordingly, we will formally request video conference calls with the appropriate government officials of each of these countries to confirm their willingness and ability to provide the required collateral instruments for the financing of these projects within reasonable timeframes. If these video conference calls are not forthcoming, or if the governments cannot commit to providing their collateral instrument in a reasonable timeframe, we will have to consider cancelling these contracts in order to focus on more promising business opportunities.

Throughout this period Kallo has continued with its business development efforts in Africa. Kallo has been in discussions with several other African countries that have expressed keen interest in the unique and comprehensive healthcare delivery solution that Kallo offers. In some instances, discussions have progressed to an advanced stage with the potential of leading to contractual commitments that may be promising. However, and given the circumstances, Kallo is also considering alternative financing options to provide more flexibility to its client countries.

If circumstances and market conditions allow, we may also seek business development opportunities in other parts of the globe including Southeast Asia, the Caribbean and North America as its unique healthcare delivery solution is relevant to many countries and circumstances.

In general, and as we have become more fully aware of the business landscape and the risks and uncertainties associated with efforts to conduct any business in countries where the rule of law can easily become subject to ever unpredictable and changing political pressures, we cannot approach our business plans and strategies without deep concern that we face risks that we cannot realistically mitigate or otherwise contain. In that respect and when any business enterprise commits its limited financial and managerial resources to a business strategy where there is no certainty that the rule of law will be upheld and fully observed, the risks facing the enterprise are existential. For that reason, we face the clear and unmistakable risk that our business and our assets may be entirely lost and we may have little or no recourse to protect the Company, its planned business and assets and the stockholders’ investment. In that respect, any person who acquires our Common Stock, our Preferred Stock, or any debt instrument that we may issue, should be prepared to lose their entire investment.

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

However, any person who reads this Report on Form 10-K should know that we are acutely aware that we face significant “political risks” in each and every country where we seek to implement our contemplated business. These risks are inherent and we are not able to mitigate or reduce our exposure to the unpredictable and dramatic political risks that we face in Kenya or, for that matter, in any foreign country. In that light, our contemplated business strategy will likely remain a HIGH-RISK strategy for the foreseeable future.

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

Kallo Integrated Delivery System (KIDS)

The following are “Forward-Looking Statements” that are subject to the qualifications set forth at the beginning of this Form 10-K and subject to the Risk Factors set forth herein.

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

All of the foregoing is based solely on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our end-to-end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also plan to install our copyrighted software and third-party software as required along with a five (5) year support agreement renewable after the five (5) year initial term that includes the medical equipment, software licenses, installation implementation and training.  If we are successful in implementing our business plan and if we have sufficient financial resources, then we anticipate that may, if circumstances are favorable, allow us to generate an ongoing revenue stream for service, maintenance, spare-parts, and consumables. However, we cannot assure you that even if we are able to achieve these goals that we can do so at levels that may allow us to achieve and sustain positive cash flow and profitability. We have incurred significant and protracted losses and we have no record of achieving and sustaining positive cash flow and profitability and we cannot be certain that we will achieve either or both of these goals at any time in the future. We are currently insolvent; we have no cash assets and we have liabilities in excess of $50.5 million.

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

If market conditions allow and if we are successful in raising additional capital on reasonable terms, on a timely basis and in sufficient amounts and avoid bankruptcy as well as the other very significant risks set forth in the Risk Factors set forth herein, we believe that we may be able to implement a strategic market approach that may allow our potential customers to take a well-informed decision and to work with Kallo on a national strategy for healthcare infrastructure and a standardized healthcare services delivery model across the country. This led to the development of a structured business development process and management for what we hope may provide us with an opportunity to demonstrate that our business strategy can be successfully implemented. However, we cannot assure any holder of our Common Stock, our Preferred Stock or our debt instruments that we will have the managerial and financial resources that will allow us to undertake the steps needed to implement our business plan.

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

Kallo’s Key Market Differentiators

Notwithstanding the clear and unmistakable existential risks that we face, we know that we face ever-changing technology and competition from many others who possess greater managerial and financial resources, if we can avoid bankruptcy and insolvency and provided that we can raise additional capital in sufficient amounts and on a timely basis, we believe that we may be able to offer and differentiate our services in our current market segment by currently offering a far more comprehensive and holistic healthcare delivery solution compared to that currently offered by others.

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

Need for additional capital

We have incurred significant and protracted operating losses since inception: (a) we have an accumulated deficit of over $89 million; (b) we incurred losses of over $8 million in the fiscal year ending December 31, 2021; and (c) we have limited cash assets and over $6.5 million in liabilities. We have both a working capital deficit and we are insolvent. We expect to incur additional significant losses as we execute our current business plan and strategy as well. These losses and our state of insolvency both raise substantial doubt about our ability to continue as a going concern. In that respect, our Common Stock should be considered a HIGH RISK investment suitable only to those persons who can afford the total loss of their investment.

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

Results of operations

December 31, 2021 compared to December 31, 2020

Revenues

We did not generate any revenues during the year ended December 31, 2021 or at any time during 2020. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we cannot assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow us to achieve and sustain positive cash flow and profitability for any period of time.

We are insolvent, we incurred over $8 million in losses in the 2021 fiscal year that ended December 31, 2021 and we will continue to incur losses with no assurance that we will ever generate any revenues or if we do generate any revenues, that we can sustain such revenues at any level in excess of our costs. We have no history of generating and sustaining revenues, positive cash flow or profitability and we cannot assure you that we will ever generate and sustain any revenues, positive cash and profitability at any time in the future. Our Common Stock and our Preferred Stock should be viewed as HIGH-RISK securities that are suitable only for persons who can accept the TOTAL LOSS of their investment.

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

Expenses

During the year ended December 31, 2021 we incurred total expenses of $8,093,468, including $7,713,041 in salaries and compensation, $218,119 in professional fees, $27,784 in selling and marketing, $111,403 in interest and financing costs, $15,476 in foreign exchange loss and $11,835 as other general and administrative expenses offset by $4,190 in debt forgiveness. Our professional fees consist of legal, consulting, accounting and auditing fees. Many of our costs are primarily fixed costs and, as a result, we cannot effectively reduce these costs as aggressively as we would like.

During the year ended December 31, 2020 we incurred total expenses of $36,055,668, including $35,789,315 in salaries and compensation, $79,406 in professional fees, $18,563 in selling and marketing, $111,596 in interest and financing costs, $95,108 in foreign exchange loss and $11,565 as other general and administrative expenses offset by $49,885 in debt forgiveness. Our professional fees consist of legal, consulting, accounting and auditing fees. Many of our costs are primarily fixed costs and, as a result, we cannot effectively reduce these costs as aggressively as we would like.

The decrease in our expenses for the year ended December 31, 2021 was primarily due to a decrease in salaries and compensation of $28,076,274 as a result of lower non-cash stock-based compensation in 2021 compared to in 2020 issued to management and employees. There is however an increase in professional fees of $138,713 as the Company was catching up on all its previously late filings in 2021, an increase in selling and marketing of $9,221 and a decrease in debt forgiveness of $45,695, offset by a decrease in foreign exchange loss of $79,632. The decrease in foreign exchange loss is due to the depreciation of the Canadian dollar versus the US dollar.

The Company is operating with a minimal number of full-time employees and office space until such time as we may be able to secure new contracts, if any. As stated above, we face significant risks and uncertainties that we cannot control.

Net Loss

During the year ended December 31, 2021 we did not generate any revenues and incurred a net loss of $8,093,468 compared to a net loss of $36,055,668 in 2020. The main reason for the decrease in the loss is the decrease in salaries and compensation as discussed above. In that respect, we cannot assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors. We are in the “zone of insolvency” and holders of our Common Stock and our Preferred Stock face the total loss of their investment.

Liquidity and capital resources

As at December 31, 2021, we had current assets of $13,535, current liabilities of $6,509,097 and a working capital deficiency of $6,495,562. As of December 31, 2021, we had no assets and our total liabilities were $6,509,097 comprised of $4,802,752 in accounts payable and accrued liabilities, loans payable of $311,109 and convertible loans payable of $1,395,236.

Cash used in operating activities amounted to $236,032 during fiscal 2021, primarily and as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $236,828 from proceeds from short term loans payable.

There was no cash movement in investing activities during the year ended December 31, 2021.

We have insignificant cash, our liabilities are in excess of $6.5 million and we are insolvent. In this context we are considered to be in the “zone of insolvency.”

As of December 31, 2021, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment and the total loss of their investment.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kallo Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kallo Inc. and its subsidiary (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BF Borgers CPA PC
We have served as the Company’s auditor since 2020. Lakewood, Colorado PCAOB ID # 5041
June 3, 2022

KALLO INC.

Consolidated Balance Sheets

As at December 31, 2021 and 2020

(Amounts expressed in US dollars)

	2021	2020
ASSETS

Current Assets:

Cash	$796	$—
Prepaid expenses	12,739	—
Total Current Assets	13,535	—

TOTAL ASSETS	$13,535	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	$4,802,752	$4,359,752
Convertible loans payable – third parties	314,981	290,133
Short term loans payable	311,109	78,397
Convertible loans payable – related parties	1,080,255	993,812
Liability for issuable shares	—	37,149,790
Total Current Liabilities	6,509,097	42,871,884
TOTAL LIABILITIES	6,509,097	42,871,884

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred stock, $0.00001 par value, 120,000,000 shares authorized, 95,000,000 Series A preferred shares and 5,000,000 Series B preferred shares issued and outstanding	1,000	950
Common stock, $0.00001 par value, 8,000,000,000 shares authorized, 6,356,429,204 and 1,147,698,199 shares issued and outstanding respectively	63,564	11,478
Additional paid-in capital	86,337,770	41,920,116
Assignment of liabilities	(3,455,111)	(3,455,111)
Accumulated deficit	(89,442,785)	(81,349,317)

Total Stockholders’ Deficiency	(6,495,562)	(42,871,884)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,535	$—

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

	For the Year Ended December 31,
	2021	2020
Operating Expenses
General and administration	$7,942,995	$35,880,286
Selling and marketing	27,784	18,563
Operating loss	(7,970,779)	(35,898,849)

Interest and financing costs	(111,403)	(111,596)
Foreign exchange loss	(15,476)	(95,108)
Debt forgiveness	4,190	49,885

Net loss	$(8,093,468)	$(36,055,668)

Net loss per share - Basic and diluted	$(0.004)	$(0.03)

Weighted average number of shares outstanding - Basic and diluted	2,289,746,749	1,147,698,199

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

(Amounts expressed in US dollars)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)
Balance December 31, 2019	95,000,000	$950	1,147,698,199	$11,478	$41,920,116	$(3,462,554)	$(45,293,649)	$(6,823,659)
Cash settlement of liabilities	—	—	—	—	—	7,443	—	7,443
Net Loss	—	—	—	—	—	—	(36,055,668)	(36,055,668)
Balance December 31, 2020	95,000,000	950	1,147,698,199	11,478	41,920,116	(3,455,111)	(81,349,317)	(42,871,884)
Shares issued to director	5,000,000	50	—	—	201,300	—	—	201,350
Shares issued as compensation	—	—	5,208,731,005	52,086	44,216,354	—	—	44,268,440
Net loss	—	—	—	—	—	—	(8,093,468)	(8,093,468)
Balance December 31, 2021	100,000,000	$1,000	6,356,429,204	$63,564	$86,337,770	$(3,455,111)	$(89,442,785)	$(6,495,562)

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

	For the Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,093,468)	$(36,055,668)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	7,295,600	35,398,420
Interest and penalties	111,291	111,596
Unrealized foreign exchange gains	14,738	96,136
Debt forgiveness	(4,190)	(49,885)
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	452,736	433,787
Increase in prepaid expenses	(12,739)	—
NET CASH USED IN OPERATING ACTIVITIES	(236,032)	(65,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short term loans payable	236,828	65,614
NET CASH PROVIDED BY FINANCING ACTIVITIES	236,828	65,614

NET DECREASE IN CASH	796	—
CASH
Beginning of year	—	—
End of year	$796	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Income tax paid	$—	$—
Interest paid	—	—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy Inc.	—	7,443
Issuance of common stock previously accrued	44,268,440	—
Issuance of preferred stock previously accrued	201,350	—
Unissued shares for services reclassified to liability	—	35,425,500

The accompanying notes are an integral part of these consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts expressed in US dollars)

NOTE 1 - BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at December 31, 2021. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

COVID-19

The Company’s results of operations are affected by economic conditions, including macroeconomic conditions and levels of business confidence. There continues to be significant volatility and economic uncertainty in many markets and the ongoing COVID-19 pandemic contributes to that level of volatility and uncertainty and has created economic disruption. The Company is actively managing its business to respond to the impact. There were no adjustments recorded in the financial statements that might result from the outcome of these uncertainties.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but may have a material impact on the Company’s business, financial condition and results of operations. Management continues to monitor the business environment for any significant changes that could impact the Company’s operations.

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

December 31, 2021 and 2020

(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Earnings Per Share

The Company computes basic net loss per share in accordance with ASC 260, Earnings Per Share, by dividing the net loss for the period by the weighted average number of common shares outstanding during the year. Diluted loss per share reflects the potential dilution of securities that could share in earnings of an entity.  In a loss year, dilutive common equivalent shares are excluded from the loss per share calculation as the effect would be anti-dilutive.  For the years ended December 31, 2021 and 2020, basic and diluted losses per share are the same for both years.

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

December 31, 2021 and 2020

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

In accordance with the statute of limitations for federal tax returns, the Company’s federal tax returns for the years 2011 through 2021 are subject to examination. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

There are no financial instruments that are accounted for at fair value at December 31, 2021 and 2020.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

December 31, 2021 and 2020

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

There were no revenues during 2021 and 2020.

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

Advertising costs

The Company expenses advertising costs as incurred. The total costs the Company recognized related to advertising were $Nil during the years ended December 31, 2021 and 2020.

Recent Accounting Pronouncements

Accounting Standards Adopted

On December 18, 2019 the FASB issued the ASU 2019-12 “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this standard in the first quarter of 2021 and it did not have any impact on its financial statements and related disclosures.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts expressed in US dollars)

NOTE 2 - ACCOUNTING POLICIES AND OPERATIONS (continued)

Recent Accounting Pronouncements

Recently Issued Accounting Standards Not Yet Adopted

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is does not believe adoption of this ASU will have a material impact on its consolidated financial statements.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts expressed in US dollars)

NOTE 3 – CAPITAL STOCK

Common Stock

During the year ended December 31, 2021, the Company issued 5,208,731,005 common shares for compensation valued at $44,268,440, which were approved and accrued for between 2018 and 2021.

During the years ended December 31, 2020, there were no movements in share capital issued and outstanding.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2021, the assignment of liabilities amount has been reduced by $ Nil (2020 - $7,443) cash settlement of accounts payable.

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

During the year ended December 31, 2021, the Company issued 5,000,000 Series B Preferred shares to a director. The shares of Series B Preferred stock which are not convertible and carry voting rights of 1,000 votes per Preferred share were approved for issuance on February 19, 2019. The fair value of the Series B Preferred shares were deemed to be $201,350 based on their voting rights relative to the fair value of the Company at the date of approval and were accrued for in 2019.

During 2020, the Company did not issue any Preferred Class shares.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts expressed in US dollars)

NOTE 4 – RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2020, the Board of Directors approved the issuance of 1,619,000,000 shares to directors and shareholders of the Company for par value of $16,190, resulting in stock-based compensation valued at $26,697,310. These shares were issued during 2021.

During the quarter ended September 30, 2020, the Board of Directors approved the issuance of 1,089,000,000 shares to directors and shareholders of the Company for par value of $10,890, resulting in stock-based compensation valued at $8,701,110. These shares were issued during 2021.

During 2019, the Board of Directors approved the issuance of 57,000,000 shares to directors and shareholders of the Company for par value of $570, resulting in as stock-based compensation valued at $1,373,130. These shares were issued during 2021.

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

During 2019, the Board of Directors approved the issuance of 5,000,000 Series B preferred shares to a director as compensation for services rendered and their fair value were deemed to be $201,350 based on the voting rights of the preferred shares relative to the fair value of the Company at the date of the approved issuance. These shares were issued during 2021.

During 2018, 3,031,900 valued at $121,276 were issued to the family of the controlling shareholder of FE Pharmacy Inc. and a related party as compensation for services rendered and for nominal cash. A further 3,731,005 valued at $149,240 was approved for issuance to the same family of the controlling shareholder of FE Pharmacy Inc, as compensation for services rendered and were issued during 2021.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 shares of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issued to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the year ended December 31, 2021, the assignment of liabilities amount has been reduced by $Nil (2020 - $7,443) cash settlement of accounts payable.

Included in convertible loans payable to related parties is an amount of $1,080,255 (2020 - $993,812), including accrued interest, owing to a director and a shareholder of the Company.

Included in accounts payable and accrued liabilities is an amount of $1,988,921 (2020 - $1,675,108) due to directors and officers of the Company as at December 31, 2021.

Included in short term loans payable is an amount of $2,206 (2020 - $Nil) due to the controlling shareholder of FE Pharmacy Inc. and a related party as at December 31, 2021.

Included in short term loans payable is an amount of $291,729 (2020 - $61,297) due to a director and officer of the Company as at December 31, 2021.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts expressed in US dollars)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	2021	2020
Convertible promissory note bearing interest at 15% per annum – third parties	$314,981	$290,133
Convertible promissory note bearing interest at 15% per annum – related parties	1,080,255	993,812
	$1,395,236	$1,283,945

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during the 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity’s Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,395,236, including accrued interest, of which $1,080,255 is to from related parties. Interest of $111,291 (2020 - $111,596) on the convertible loans payable are included in net finance charge for the year ended December 31, 2021 included in the consolidated statement of operations. All of the above convertible loans payable were in default as at December 31, 2021.

NOTE 6 – SHORT TERM LOANS PAYABLE

	2021	2020
Non-interest bearing short term funding from third party	$17,174	$17,100
Non-interest bearing short term funding from related party	2,206	—
Non-interest bearing short term funding from director	291,729	61,297
	$311,109	$78,397

As at December 31, 2021, the balance of $311,109 (2020 - $78,397) represented short term funding provided by a third party and related parties which are non-interest bearing, unsecured and have no fixed repayment date.  The portion of the loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each period end.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

(Amounts expressed in US dollars)

NOTE 7 – INCOME TAXES

The Company had no income taxes payable at December 31, 2021 and 2020.

The reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2021	2020
Net loss for the year	$(8,093,468)	$(36,055,668)
Effective statutory rate	21%	21%
Expected tax recovery	$(1,699,628)	$(7,571,690)
Net effects of non deductible and allowable items	1,532,076	7,433,668
Change in valuation allowance	167,552	138,022
	$—	$—

Deferred income taxes reflect the net income tax effect of temporary differences between the carrying amounts of the assets and liabilities for financial reporting purposes and amounts used for income taxes.

The Company’s deferred income tax assets and liabilities consist of the following:

	2021	2020
Net operating loss carry forward	$4,230,233	$4,058,167
Equipment	7,261	15,660
Valuation allowance	(4,237,494)	(4,073,827)
Deferred tax assets, net of valuation allowance	$—	$—

Net operating loss carry forwards totaled approximately $20,144,000 at December 31, 2021. The net operating loss carry forwards will begin to expire in the year 2022 if not utilized. After consideration of all the evidence, management has recorded a valuation allowance at December 31, 2021 due to uncertainty of realizing the deferred tax assets. Utilization of the Company’s net operating loss carry forwards may be limited based on changes in ownership as defined in Internal Revenue Code Section 382. Tax years 2011 through 2021 remain open to examination by tax authorities.

KALLO INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $84,643 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

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

 Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021. Material weakness identified included:

*	Lack of segregation of duties

*	Insufficient controls over the financial close process and preparation of the financial statements identified by the auditors during the audit of the company’s financial statements for the year ended December 31, 2021.

We will begin to take steps to remedy the foregoing material weaknesses, including hiring a VP of Finance to oversee the accounting and financial reporting process, after the Company secures new contracts.

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The names, addresses, ages and positions of our present officers and directors are set forth below:

Name and Address	Age	Position(s)
John Cecil 255 Duncan Mill Road, Suite 504 Toronto, Ontario Canada M3B 3H9	59	President, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Lloyd A. Chiotti	74	Chief Operating Officer and Director
255 Duncan Mill Road, Suite 504 Toronto, Ontario Canada M3B 3H9

Samuel R Baker	87	Secretary and a Director
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

Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially owned more than ten percent of our common stock to file reports of ownership and changes in ownership of common stock. Based solely upon a review of Forms 3, 4 and 5 furnished to us during the fiscal year 2020, all officers, directors, and persons who beneficially own more than ten percent of our common stock filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

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

Summary Compensation Table

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
							Change in
							Pension Value &
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Totals
Position [1]	Year	($)	($)	($)[1]	($)	(S)	($)	($)	($)
John Cecil	2021	172,594	0	3,000,000	0	0	0	0	3,172,594
Chairman & CEO	2020	161,618	0	19,278,000	0	0	0	0	19,439,618

Samuel Baker	2021	0	0	165,000	0	0	0	0	165,000
Secretary	2020	0	0	1,006,500	0	0	0	0	1,006,500

Lloyd Chiotti	2021	138,937	0	690,000	0	0	0	0	828,937
Director & EVP	2020	130,102	0	4,660,000	0	0	0	0	4,790,102

[1]	During the year ended December 31, 2021, 1,285,000,000 common shares were approved for issuance to directors and officers for a total amount of $3,855,000 of which $12,850 was contributed as cash by them and $3,842,150 was to be granted to them as stock-based compensation.

The number of shares approved for issuance as compensation to each named executive officer for the year ended December 31, 2021 was as follows:

●	John Cecil – 1,000,000,000 common shares issuable as compensation valued at $3,000,000

●	Samuel Baker – 55,000,000 common shares issuable as compensation valued at $165,000

●	Lloyd Chiotti – 230,000,000 common shares issuable as compensation valued at $690,000

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

Name and Address Beneficial Owner [1]	Number of Common Shares Owned	Percentage of Ownership	Number of Preferred Shares Owned	Percentage of Ownership
John Cecil [2]	3,039,756,028	47.82%	75,000,000	75.00%
255 Duncan Mill Road, Suite 504 Toronto, ON M3B 3H9

Lloyd Chiotti	701,370,917	11.03%	5,000,000	5.00%
255 Duncan Mill Road, Suite 504 Toronto, ON M3B 3H9

Samuel Baker [3]	166,546,508	2.62%	—	0.00%
255 Duncan Mill Road, Unit 504 Toronto, ON, M3B 3H9

All Officers and Directors as a Group (3 persons)	3,907,673,453	61.47%	80,000,000	80.00%

[1]	The persons named above may be deemed to be a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his/its direct and indirect stock holdings.

[2]	Includes 32,670 shares of common stock owned by family members of John Cecil.

[3]	Includes 667 shares of common stock owned by family members of Samuel Baker.

[4]	Each preferred share is entitled to 100 votes.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

As at December 31, 2021, we owe our officers and directors $1,988,921 in accounts payable and accrued liabilities.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

2021	$60,000	BF Borgers
2020	$60,000	BF Borgers

(2)        Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2021	$0	BF Borgers
2020	$0	BF Borgers

(3)        Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2021	$0	BF Borgers
2020	$0	BF Borgers

(4)        All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2021	$0	BF Borgers
2020	$0	BF Borgers

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference			Filed
Exhibit	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	1/21/11	2.1

3.1	Articles of Incorporation.	SB-2	3/05/07	3.1

3.2	Bylaws.	SB-2	3/05/07	3.2

3.3	Amended Articles of Incorporation (11/23/2015).	8-K	12/02/15	3.1

4.1	Specimen Stock Certificate.	SB-2	3/05/07	4.1

10.1	Option Agreement.	SB-2	3/05/07	10.1

10.2	Lease Agreement	SB-2	3/05/07	10.1

10.3	Agreement with Rophe Medical Technologies Inc. dated December 11, 2009.	10-K	3/31/10	10.2

10.4	Amended Agreement with Rophe Medical Technologies Inc. dated December 18, 2009.	10-K	3/31/10	10.3

10.5	Amended Agreement with Rophe Medical Technologies Inc. dated March 16, 2010.	10-K	3/31/10	10.4

10.6	Investment Agreement with Kodiak Capital Group, LLC.	S-1	10/29/14	10.6

10.7	Consulting Agreement with Ten Associate LLC.	S-1	5/24/10	10.7

10.8	Employment Agreement with Samuel Baker.	S-1	5/24/10	10.9

10.9	Employment Agreement with John Cecil.	S-1	5/24/10	10.10

10.10	Amended Consulting Agreement with Ten Associate LLC dated October 5, 2010.	8-K	10/14/10	10.13

10.11	Agreement with Jarr Capital Corp.	8-K	11/17/10	10.1

10.12	Agreement with Mary Kricfalusi.	8-K	11/19/10	10.1

10.13	Agreement with Herb Adams.	8-K	11/19/10	10.2

10.14	North American Authorized Agency Agreement with Advanced Software Technologies, Inc.	8-K	12/16/10	10.1

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. (CONTINUED)

10.15	Amended Agreement with Jarr Capital Corp.	8-K	2/22/11	10.1

10.16	Termination of Employment Agreement with John Cecil.	8-K	2/22/11	10.2

10.17	Termination of Employment Agreement with Samuel Baker.	8-K	2/22/11	10.4

10.18	Services Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.1

10.19	Equipment Lease Agreement with Buchanan Associates Computer Consulting Ltd.	10-K	5/18/11	10.2

10.20	Agreement with Mansfield Communications Inc.	10-K	5/18/11	10.3

10.21	Agreement with Watt International Inc.	10-K	5/18/11	10.4

10.22	Pilot EMR Agreement with Nexus Health Management Inc.	10-K	5/18/11	10.5

10.23	2011 Non-Qualified Stock Option Plan.	S-8	6/27/11	10.1

10.24	Multimedia Contractual Agreement with David Miller.	8-K	10/28/11	10.1

10.25	Strategic Alliance Agreement with Petro Data Management Services Limited and Gateway Global Fabrication Ltd.	8-K	11/02/11	10.1

10.26	Independent Contractor Agreement with Savers Drug Mart.	8-K	1/26/12	10.1

10.27	2012 Non-Qualified Stock Option Plan.	S-8	9/06/12	10.1

10.28	Memorandum of Offering with Ministry of Health of Republic of Ghana.	S-1/A-3	6/26/13	10.32

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES. (CONTINUED)

14.1	Code of Ethics.	10-K	4/15/08	14.1

16.1	Letter from Kempisty & Company	8-K	10/27/09	16.1

16.2	Letter from MaloneBailey, LLP	8-K	3/02/11	16.1

16.3	Letter from Schwartz Levitsky Feldman LLP	8-K	6/11/14	16.1

21.1	List of Subsidiary Companies.	10-K	3/31/10	21.1

23.1	Consent of MaloneBailey LLP.	10-K	4/14/16	23.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

99.1	Audit Committee Charter.	10-K	4/15/08	99.1

99.2	Disclosure Committee Charter.	10-K	4/15/08	99.2

101.INS	XBRL Instance Document.				X

101.SCH	XBRL Taxonomy Extension – Schema.				X

101.CAL	XBRL Taxonomy Extension – Calculations.				X

101.DEF	XBRL Taxonomy Extension – Definitions.				X

101.LAB	XBRL Taxonomy Extension – Labels.				X

101.PRE	XBRL Taxonomy Extension – Presentation.				X

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd of June 2022.

KALLO INC.

BY:	JOHN CECIL
John Cecil
President, Principal Executive Officer, Principal Financial Officer and Chairman of Board of Directors

Pursuant to the requirements of the Securities Act of 1934, this amended report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

JOHN CECIL	President, Principal Executive Officer,	June 3, 2022
John Cecil	Principal Financial Officer and the Chairman of Board of Directors

SAMUEL BAKER	Corporate Secretary and member of the Board of Directors	June 3, 2022
Samuel Baker

LLOYD A. CHIOTTI Lloyd A. Chiotti	Chief Operating Officer and member of the Board of Directors	June 3, 2022