Form 10-Q
period 2022-03-31
Kallo Inc.
filed 2022-07-13
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53183

KALLO INC.

(Exact name of registrant as specified in its charter)

nevada

(State or other jurisdiction of incorporation or organization)

98-0542529

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,356,429,204 as of May 31, 2022.

KALLO INC.

MARCH 31, 2022

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$801	$796
Prepaid expenses	12,359	12,739
Total Current Assets	13,160	13,535

TOTAL ASSETS	$13,160	$13,535

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	5,109,904	4,802,752
Convertible loans payable – third parties	321,108	314,981
Short term loans payable	311,360	311,109
Convertible loans payable – related parties	1,101,570	1,080,255
Total Current Liabilities	6,843,942	6,509,097
TOTAL LIABILITIES	6,843,942	6,509,097

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.00001 par value, 120,000,000 shares authorized, 95,000,000 Series A preferred shares and 5,000,000 Series B preferred shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value, 8,000,000,000 shares authorized, 6,356,429,204 and 6,356,429,204 shares issued and outstanding, respectively.	63,564	63,564
Additional paid-in capital	86,337,770	86,337,770
Assignment of liabilities	(3,455,111)	(3,455,111)
Accumulated deficit	(89,778,005)	(89,442,785)

Total Stockholders’ Deficiency	(6,830,782)	(6,495,562)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,160	$13,535

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

(Unaudited)

	Three months Ended
	March 31,
	2022	2021
Operating Expenses
General and administration	$241,578	$233,928
Operating loss	(241,578)	(233,928)

Interest and financing costs	(27,442)	(27,441)
Foreign exchange (loss) gain	(66,200)	(51,156)

Net Income (Loss)	$(335,220)	$(312,525)

Basic and diluted net income (loss) per share	$(0.00)	$(0.00)

Weighted average shares used in calculating
Basic and diluted net loss per share	6,356,429,204	1,147,698,199

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

For the three months ended March 31, 2022

(Amounts expressed in US dollars)

(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2021	100,000,000	$1,000	6,356,429,204	$63,564	$86,337,770	$(3,455,111)	$(89,442,785)	$(6,495,562)
Net loss	—	—	—	—	—	—	(335,220)	(335,220)
Balance March 31, 2022	100,000,000	$1,000	6,356,429,204	$63,564	$86,337,770	$(3,455,111)	$(89,778,005)	$(6,830,782)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

(Unaudited)

	Three months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(335,220)	$(312,525)
Adjustment to reconcile net loss to cash used in operating activities:
Interest and financing costs	27,442	27,441
Unrealized foreign exchange loss (gain)	66,200	51,124
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	241,025	64,001
(Increase) decrease in prepaid expenses	553	(12,391)
NET CASH USED IN OPERATING ACTIVITIES	-	(182,350)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	-	182,350
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	182,350

NET (DECREASE) INCREASE IN CASH	-	-
CASH - BEGINNING OF PERIOD	-	-
CASH - END OF PERIOD	$-	$-
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of preferred stock previously accrued	$-	$201,350

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2022

(Amounts expressed in US dollars)

(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. ("Kallo" or the "Company") develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at March 31, 2022. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 – ACCOUNTING POLICIES AND OPERATIONS

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X related to smaller reporting companies. These unaudited consolidated financial statements should be read in conjunction with the annual audited consolidated financial statements and notes, which are included as part of the Company’s Form 10-K filed with the SEC for the year ended December 31, 2021.

Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year. Notes to the financial statements which substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal year ended December 31, 2021 as reported in the 10-K have been omitted. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, "Debt - Debt with Conversion Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity". This ASU simplifies the accounting for certain convertible instruments such that the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives under ASC 815, or that do not result in substantial premiums accounted for as paid-in-capital. As a result, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost. In addition, the ASU requires the use of the if-converted method to be applied to convertible instruments when calculating earnings per share. The ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, using either a modified retrospective or a full retrospective approach. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2022

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

NOTE 3 – CAPITAL STOCK

During the three months ended March 31, 2022, there were no movements in share capital issued and outstanding.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the three months ended March 31, 2022, there were no movement in the assignment of liabilities amount.

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is an amount of $2,165,227 (December 31, 2021 - $1,988,921) due to directors and officers of the Company as of March 31, 2022.

Included in convertible loans payable to related parties is an amount of $1,101,570 (December 31, 2021 - $1,080,255), including accrued interest, owing to a director and a shareholder of the Company as of March 31, 2022.

Included in short term loans payable is an amount of $291,729 (December 31, 2021 - $291,729) due to a director and officer of the Company as of March 31, 2022.

Included in short term loans payable is an amount of $2,206 (December 31, 2021 - $2,206) due to the controlling shareholder of FE Pharmacy Inc. and a related party as of March 31, 2022.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2022

(Amounts expressed in US dollars)

(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	March 31, 2022	December 31, 2021

Convertible promissory notes bearing interest at 15% per annum – third parties	$321,108	$314,981
Convertible promissory notes bearing interest at 15% per annum – related parties	1,101,570	1,080,255
	$1,422,678	$1,395,236

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity's Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,422,678, including accrued interest, of which $1,101,570 is to from related parties. Interest of $27,442 on the convertible loans payable are included in net finance charge for the three months ended March 31, 2022 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of March 31, 2022.

NOTE 6 – SHORT TERM LOANS PAYABLE

	March 31, 2022	December 31, 2021

Non-interest bearing short term funding from third party	$17,425	$17,174
Non-interest bearing short term funding from related party	2,206	2,206
Non-interest bearing short term funding from director	291,729	291,729
	$311,360	$311,109

As of March 31, 2022, the balance of $311,360 represented short term funding provided by a third party and related parties which are non-interest bearing, unsecured and have no fixed repayment date.  The portion of the loan from third party in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

KALLO INC.

Notes to Consolidated Financial Statements

March 31, 2022

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $84,643 as at March 31, 2022 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS "FORWARD-LOOKING STATEMENTS". FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASSUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN GENERAL FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD," OR "ANTICIPATES," OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. WE ALSO FACE THE INHERENT UNCERTAINTIES AND VERY SIGNIFICANT RISKS SINCE OUR PLANNED BUSINESS INVOLVES PROSPECTIVE BUSINESS ARRANGEMENTS IN FIVE FOREIGN COUNTRIES IN AFRICA WHERE THE RULE OF LAW IS FAR LESS CERTAIN. MORE THAN THAT AND BECAUSE OF THE WORLDWIDE COVID 19 PANDENMIC, WE FACE THE RISKS THAT OUR COUNTER-PARTIES MAY ASSERT A “FORCE MAJEUR DEFENSE” THAT MAY ALLOW THEM TO AVOID CERTAIN CONTRACTUAL OBLIGATIONS THAT THYEY MAY OTHERWISE HAVE. NOTE THAT: FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q AND THOSE IN OUR 2021 ANNUAL REPORT ON FORM 10-K (THE “2021 ANNUAL REPORT”) INCLUDING, BUT NOT LIMITED TO "THE FACTORS THAT MAY AFFECT FUTURE RESULTS" SHOWN AS ITEM 1A IN THE 2021 ANNUAL REPORT AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ALMOST NO CASH ASSETS AND MINIMAL OPERATIONS, THE LACK OF ANY APPARENT FINANCIAL RESOURCES OF THE COMPANY, THE COMPANY’S INSOLVENCY IN THAT OUR TOTAL LIABILITIES EXCEED OUR TOTAL ASSETS, THE INTENSE COMPETITION THAT WE FACE FROM OTHER ESTABLISHED COMPETITORS, THE CLEAR LIKELIHOOD OF A BANKRUPTCY FILING THAT WOULD LIKELY RESULT IN THE TOTAL DESTRUCTION OF THE COMPANY WITH EACH COMMON STOCKHOLDER SUFFERING THE TOTAL LOSS ON THEIR INVESTMENT AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES. WE HAVE NO HISTORY OF GENERATING ANY REVENUES FROM OUR PLANNED BUSINESS. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS. MAKE NO MISTAKE: WE ARE INSOLVENT AND OUR COMMON STOCK SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD THE TOTAL LOSS OF THEIR INVESTMENT SINCE OUR COMMON STOCK MUST BE CONSIDERED A “HIGH RISK” SECURITY. INVESTORS SHOULD NOTE THAT OUR COMMON STOCK DOES NOT CURRENTLY TRADE IN ANY STOCK MARKET (See Item 2 below).

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

Status as Insolvent Company with Continuing Losses, No Revenues and Negative Equity

We agree with our independent auditors in that there is substantial doubt about our ability to continue as a going concern since:

(a) our Total Current Liabilities exceed our Total Current Assets which are currently $13,160 and thus we are insolvent;

(b) we have limited cash assets and our Total Liabilities are in excess of $6.84 million;

(c) as of December 31, 2021 we have incurred over $89,000,000 in accumulated losses and there is no certain prospect that we will achieve and sustain any positive cash flow, profitability or either of them;

(d) we incurred losses of over $8,000,000 during our most recent fiscal year ending December 31, 2021; and

(e) we have over $6.84 million in Liabilities as of March 31, 2022.

In every respect, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment. Our Common Stock, our Preferred Stock, and any other instrument that we have or will issue, should be considered a “HIGH RISK” investment suitable only for those persons who can afford the TOTAL LOSS of their investment.

Overall, we are a small company with minimal financial and managerial resources, and our business model and all of our plans have not been reviewed or evaluated by any independent third party. We incurred over $36,000,000 in losses in our most recent fiscal year ending December 31, 2021 and we are insolvent. MAKE NO MISTAKE: there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our operating expenses. This is because we have generated insignificant revenues from our operations during the last ten years and we have no clear prospect that we will generate any revenues at any time in the future. We have been able to remain in business primarily as a result of management’s determination and the efforts by certain other parties but we cannot assure you that we will have the necessary resources that will allow us to continue our corporate existence. We expect to incur significant operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.

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

For the last twelve fiscal years, starting January 2010, our management and board of directors raised funds through a personal and professional network of investors. This allowed us to undertake a limited amount of business development, maintain minimal operations, and generate limited amount of potential customer interest. We had losses of over $8 million for the fiscal year ending December 31, 2021 and we have no basis to believe that we will avoid further losses at or around that magnitude during the fiscal year ending December 31, 2021. In order to continue operations, we need to raise significant additional capital and sustain operations. We cannot assure you that we will achieve any success in either raising additional capital and in sustaining our operations. We know that other companies raise capital from one or more existing shareholders or via debt and equity offers to independent investment professionals and through various other financing alternatives. We do not have many viable options and we know that if we are to avoid bankruptcy and the decimation of the Company, we would need significant amounts of additional capital on a timely basis, in sufficient amounts and on reasonable terms. Unless this is achieved without undue delay and without any significant legal complications, we may, if circumstances and market conditions allow, continue our existing limited operations. However, we are insolvent, we have almost no cash assets, and we have no basis to believe that we will raise any additional capital on a timely basis and on reasonable terms that may allow is to continue to remain in business. Currently we have not received any commitment from any third party to provide the additional capital that we believe we will require if we are to sustain our Company as a corporate entity or otherwise allow us to meet our financial obligations.

Any reading of this Quarterly Report on Form 10-Q should also include a reading of Item 1A, Risk Factors in our Annual Report on Form 10-K for the fiscal year ending December 31, 2021. We have no recent history of generating any revenues or positive cash flow and there can be no assurance that we will be successful in generating any revenues or, if we are successful in generating revenues, that we can sustain any such revenues at a level that will allow us to become solvent or otherwise operate with a positive cash flow at any time in the future. Make no mistake: there is a high risk that the Company may be facing severe and prolonged financial adversity with the high likelihood that the Company’s stockholders will lose their entire investment.

We are a small company with very limited managerial resources and we are insolvent. There is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our operating expenses. This is because we have generated only insignificant revenues from our operations during the last twelve years. We have been able to remain in business as a result of investments, in debt or equity securities, by our officers and directors and by certain other related parties. We expect to incur operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations. There is no assurance that we will be able to raise additional money or that additional money or that additional financing will be available to us on satisfactory terms or that we will be able to achieve profitable operations. The consolidated statements were prepared under the assumption that we will continue as a going concern, however, there can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company. This raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Plan of Operation

The following plan of operation contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth elsewhere in this document. Because of the speculative nature of our operations and the nature of the African countries we are attempting to do business with, there is no assurance that any of our planned operations will occur and there can be no assurance that we will achieve anything that is commercially viable given the significant risks and uncertainties inherent in our business and given that we are insolvent with no history of generating and sustaining any sales revenues, profits and positive cash flow during anytime in the past twelve (12) years.

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

All of the foregoing is based solely on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our end-to-end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also plan to install our copyrighted software and third-party software as required along with a five (5) year support agreement renewable after the five (5) year initial term that includes the medical equipment, software licenses, installation implementation and training.  If we are successful in implementing our business plan and if we have sufficient financial resources, then we anticipate that may, if circumstances are favorable, allow us to generate an ongoing revenue stream for service, maintenance, spare-parts, and consumables. However, we can not assure you that even if we are able to achieve these goals that we can do so at levels that may allow us to achieve and sustain positive cash flow and profitability. We have incurred significant and protracted losses and we have no record of achieving and sustaining positive cash flow and profitability and we cannot be certain that we will achieve either or both of these goals at any time in the future. We are currently insolvent, we have limited cash assets and we have liabilities in excess of $6.84 million.

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

If market conditions allow and if we are successful in raising additional capital on reasonable terms, on a timely basis and in sufficient amounts and avoid bankruptcy as well as the other risks set forth in the Risk Factors set forth herein and those set forth in Item 1A of our 2021 Form 10-K Annual Report for the fiscal year ending December 31, 2021, we believe that we may be able to implement a strategic market approach that may allow our potential customers to take a well-informed decision and to work with Kallo on a national strategy for healthcare infrastructure and a standardized healthcare services delivery model across the country. This led to the development of a structured business development process and management for what we hope may provide us with an opportunity to demonstrate that our business strategy can be successfully implemented. However, we cannot assure any holder of our Common Stock, our Preferred Stock or our dent instruments that we will have the managerial and financial resources that will allow us to undertake the steps needed to implement our business plan.

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

Need for additional capital

We have incurred significant and protracted operating losses since inception: (a) we have an accumulated deficit of over $89 million; (b) we incurred losses of over $8 million in the fiscal year ending December 31, 2021; and (c) we have limited cash assets and over $6.8 million in liabilities. We have both a working capital deficit and we are insolvent. We expect to incur additional significant losses as we execute our current business plan and strategy as well. These losses and our state of insolvency both raise substantial doubt about our ability to continue as a going concern. In that respect, our Common Stock should be considered a HIGH RISK investment suitable only to those persons who can afford the total loss of their investment.

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

Results of operations

Revenues

We did not generate any revenues during the three months ended March 31, 2022 or 2021. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we cannot assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow us to achieve and sustain positive cash flow and profitability for any period of time.

We are insolvent, we incurred $8 million in losses in the 2021 fiscal year that ended December 31, 2021 and we will continue to incur losses with no assurance that we will ever generate any revenues or if we do generate any revenues, that we can sustain such revenues at any level in excess of our costs. We have no history of generating and sustaining revenues, positive cash flow or profitability and we cannot assure you that we will ever generate and sustain any revenues, positive cash and profitability at any time in the future. Our Common Stock and our Preferred Stock should be viewed as HIGH RISK securities that are suitable only for persons who can accept the TOTAL LOSS of their investment.

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

Expenses

During the three months ended March 31, 2022 we incurred total expenses of $335,220, including $225,072 in salaries and compensation, $14,382 in professional fees, $27,442 in interest and financing costs, $2,124 as other expenses and loss on foreign exchange of $66,200  whereas during the three months ended March 31, 2021 we incurred total expenses of $312,525, including $104,531 in salaries and compensation, $126,402 in professional fees. $27,441 in interest and financing costs and $2,995 as other expenses and loss on foreign exchange of $51,156. Many of our costs are primarily fixed costs and, as a result, we can not effectively reduce these costs as aggressively as we would like.

The increase in our total expenses for the three months ended March 31, 2022 from the comparative period is mainly due to an increase in salaries and compensation of $120,541 as the Company pursued business opportunities. There is also a decrease in professional fees of $112,020 as in the previous period, the Company was catching up of its filings.

The Company is operating with a minimal number of full-time employees and office space until such time as we may be able to secure new contracts, if any. As stated above, we face significant risks and uncertainties that we cannot control.

Net Loss

During the three months ended March 31, 2022 we did not generate any revenues and incurred a net loss of $335,220 compared to a net loss of $312,525 during the same period in 2021. The main reasons were the increase in salaries and compensation, offset by a decrease  in professional fees as discussed above. In that respect, we cannot assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

We incurred over $8 million in losses in the twelve months ending December 31, 2021 and there can be no assurance that we will not incur losses at or above that level in the twelve months ending December 31, 2022. We are in the “zone of insolvency” and holders of our Common Stock and our Preferred Stock face the total loss of their investment.

Liquidity and capital resources

As at March 31, 2022, the Company had current assets of $13,160 and current liabilities of $6,843,942, indicating working capital deficiency of $6,830,782. As of March 31, 2022, our total assets of $13,160 comprised cash and prepaid expenses and our total liabilities were $6,843,942 comprised of $5,109,904 in accounts payable and accrued liabilities, convertible loans payable of $1,422,678 and short term loans of $311,360.

Cash used in operating activities amounted to $ nil during the three months ended March 31, 2022, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

There were no cash movement in investing or financing activities during the current three months period ended March 31, 2022. We have insignificant cash, our liabilities are in excess of $6.8 million and we are insolvent. In this context we are considered to be in the “zone of insolvency.”

There were no cash movement in investing or financing activities during the current three months period ended March 31, 2022.

As of March 31, 2022, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment and the total loss of their investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $84,643 as at March 31, 2022 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

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

Item 1A. RISK FACTORS

Our Common Stock is subject to a number of substantial risks, including those described below. No attempt has been made to rank these risks in the order of their likelihood or potential harm. In addition to those general risks enumerated elsewhere in the document, any purchaser of the Company’s common stock should also consider the following risk factors:

Risks Related to the Ownership of the Company’s Stock

1.	No Revenues from Operations & Continuing Losses; Risk of Loss & Insolvency. During the past two fiscal years we have not generated and revenues and there can be no assurances that we will be successful in generating revenues in the future. In that respect we face all of the risks inherent in an early-stage business. We have incurred losses and there can be no assurance that we will ever achieve profitability and positive cash flow. While we believe that our business strategies are sound, there can be no assurance that our business will generate profits and positive cash flow or if we generate profits and positive cash flow, that it can be sustained. Investors should be aware that they may lose all or substantially all of their investment. We are also insolvent since our Total Liabilities exceed our Total Assets. In that connection, we incurred over $8,000,000 in losses in 2021 and we cannot be certain that we will avoid additional losses at that level or higher in future years.

2.	Limited Corporate Officers & Employees. We have only three corporate officers, one of which is part-time and an aggregate of four employees, including our three officers. As a result, we may not be able to evaluate ever-changing market, technology and competitive trends effectively and we are likely to incur significant additional losses thereby.

3.	Conduct and Decisions while in the “Zone of Insolvency.” We believe that we are in the “Zone of Insolvency.” Under the corporate common law of many jurisdictions, a Board of Directors of a corporation that is in the “Zone of Insolvency” generally owe a duty of care to the holders of its debt instruments and other creditors to take steps to avoid or minimize the losses that such persons would otherwise incur. While we believe that we have acted with due regard to our duty of care to our stockholders and to our creditors, we cannot assure you that we have always acted with the requisite level to discharge our duties to each of the foregoing. In that event, holders of our Common Stock and holders of our Preferred Stock will likely suffer additional losses thereby.

4.	Auditor’s Opinion: Going Concern & Insolvency. Our independent auditors have expressed substantial doubt about the Company’s ability to continue as a going concern since: (a) our Total Current Liabilities exceed our Total Current Assets; (b) our Total Liabilities exceed our Total Assets; and (c) we are an early-stage company and there exists only a limited history of operations. Since our Total Liabilities exceed our Total Assets, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment. We incurred losses of over $8 million in our fiscal year ending December 31, 2021 and we cannot assure you that we will not incur losses at or exceeding that level in the future.

5.	Absence of any Financial Resources; Need for Additional Financing. Our financial resources are almost non-existent and we are insolvent (since we have no assets and over $6.8 million in liabilities). We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions. Further, we have not received any commitment from any person to provide any additional financing and we cannot assure that any such commitment is forthcoming.

6.	Limited and Sporadic Trading Market for Common Stock. Our Common Stock trades on the OTC Market on a limited and sporadic basis and there can be no assurance that a liquid trading market for our Common Stock will develop and, if it does develop, that it can be sustained. Currently we do not have a sponsoring registered broker-dealer serving as our market-maker. Since the Securities and Exchange Commission amended Rule 15c2-11 effective September 28, 2021, our lack of a market-maker may result in a cessation of our listing and trading of our Common Stock on the U.S. OTC Market. In that event, holders of our Common Stock may lose an ability to offer and/or sell our Common Stock on the OTC Market with the result that our Common Stock will not be tradable in any market and the value of our Common Stock will dramatically and significantly decline. In that event holders of our Common Stock will likely lose their entire investment..

7.	Lack of Revenues and Development Stage Company. We have no history of generating Sales Revenues and we cannot assure that we will generate any Sales Revenues at ant time in the future or, if we do, that we can achieve Sales Revenues at a level that will allow us to also achieve and maintain profitability and positive cash flow. We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have been evaluated by any independent third party. plans have not been determined. There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment..

8.	Lack of Dividends & No Likelihood of Dividends. We have not paid dividends and do not contemplate paying dividends in the foreseeable future. We have no cash assets and we have an accumulated deficit.

9.	Competition. We are an insignificant participant among firms which offer health care products and services. There are many well-established health care product and service companies which have significantly greater financial and managerial resources, technical expertise and experience than the Company. In view of our limited financial and managerial resources, we will likely be at a significant competitive disadvantage vis-a-vis our competitors..

10.	No Ability to Control & Matter of Voting Rights Held by our President. Any person who acquires our Common Stock will have no real ability to influence or control the Company or otherwise have any ability to elect any person to our Board of Directors. Our officers, directors, and certain other persons currently control the Company and there is no likelihood that any person who acquires our Common Stock will have any real ability to influence or control the Company in any meaningful way. Further and at present, our President, John Cecil, is the owner and holder of 5,000,000 shares of our Series B Preferred Stock with each share having one thousand (1,000) votes per share with the right to vote with our Common Stockholders at any meeting of or action taken by the holders of our Common Stock. As a result, Mr. Cecil has the clear ability to control the Company via the exercise of his voting rights provided by the Series B Preferred Stock and all of the holders of our Common Stock effectively have no real ability to exercise any influence upon the affairs of the Company. In addition, Mr. Cecil is the owner and holder of 70,000,000 shares of the Company’s Series A Preferred Stock with each Series A Preferred share having one hundred (100) votes per share. As a result of the foregoing, any holder or group of holders of our Common Stock will have no reasonable ability to influence or control the Company’s policies, affairs, or strategies.

11.	Negative Equity & “Zone of Insolvency”. Our Total Liabilities exceed our Total Assets. Since we have limited cash assets and given our accumulated deficit, we are in the “Zone of Insolvency” which can result in the interests of our Common Stockholders becoming subject to the interests of our creditors. As a result, we are insolvent, and we cannot assure you that we will be able to become solvent at any time in the future.

12.	Possible Rule 144 Stock Sales. Many of our shares of our outstanding Common Stock are “restricted securities” and may be sold only in compliance with Rule 144 adopted under the Securities Act of 1933, as amended or other applicable exemptions from registration. Any person who acquires our common stock in any private placement should carefully review Rule 144 since any potential public resale may be limited and current broker-dealer and clearing firm requirements may make any re-sale of our common stock difficult at best.

13.	Absence of Underwriter Commitment. Based on our current plans, we anticipate that we will likely need to raise significant additional capital to meet our current and anticipated financial needs, we have not received any commitment from any registered broker-dealer or underwriter to assist us in raising needed capital. As a result, we face a clear risk that we will not have sufficient cash resources to meet our current financial obligations and otherwise implement our business plans. In that event, we may not be able to implement our plans and we will not be able to achieve profitability and positive cash flow or, if we do, that we can sustain either or both of them for any period of time..

14.	Ten Day Stop Trading Order Imposed by SEC in March 2021. As set forth in greater detail elsewhere in this Annual Report, in March of 2021, the U.S. Securities and Exchange Commission (the “SEC”) imposed a Ten Day Stop Trading Order on the trading of our Common Stock (the ‘Order”). While the Order has expired, we cannot assure you that the SEC or any other securities regulator has not undertaken or will undertake further investigative action or other action that may further disrupt our affairs and cause significant financial injury to us. It is not uncommon that such “follow-on” actions to be taken by one or more securities regulators after the SEC takes action as set forth in the Order. IN that event, we may incur significant and prolonged costs and expenses and resulting financial losses and resulting permanent damage to our reputation.

15.	Risks of Low-Priced Stocks. In the past, the Company’s common stock had only limited and sporadic trading in the so-called “pink sheets,” and before that, on the “Electronic Bulletin Board.” As a result and due to the absence of a market, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the Company’s securities. In the absence of a security being quoted on NASDAQ, or the Company having $2,000,000 in net tangible assets, trading in the Common Stock is covered by Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 for non-NASDAQ and non-exchange listed securities. Under such rule, broker/dealers who recommend such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse) must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of July 2022.

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