Form 10-Q
period 2022-06-30
Kallo Inc.
filed 2022-08-31
CIK 1389034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,356,429,204 as of August 15, 2022.

KALLO INC.

JUNE 30, 2022

-i-

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

KALLO INC.

Consolidated Balance Sheets

(Amounts expressed in US dollars)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Current Assets:
Cash	$767	$796
Prepaid expenses	2,590	12,739
Total Current Assets	3,357	13,535

TOTAL ASSETS	$3,357	$13,535

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued liabilities	5,107,702	4,802,752
Convertible loans payable – third parties	327,303	314,981
Short term loans payable	371,290	311,109
Convertible loans payable – related parties	1,123,121	1,080,255
Total Current Liabilities	6,929,416	6,509,097
TOTAL LIABILITIES	6,929,416	6,509,097

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency
Preferred stock, $0.00001 par value, 120,000,000 shares authorized, 95,000,000 Series A preferred shares and 5,000,000 Series B preferred shares issued and outstanding	1,000	1,000
Common stock, $0.00001 par value, 8,000,000,000 shares authorized, 6,356,429,204 and 6,356,429,204 shares issued and outstanding, respectively.	63,564	63,564
Additional paid-in capital	86,337,770	86,337,770
Assignment of liabilities	(3,423,610)	(3,455,111)
Accumulated deficit	(89,904,783)	(89,442,785)

Total Stockholders’ Deficiency	(6,926,059)	(6,495,562)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,357	$13,535

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Operations

(Amounts expressed in US dollars)

(Unaudited)

	Three Months Ended		Six months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Operating Expenses
General and administration	$252,489	$7,426,101	$494,067	$7,660,029
Selling and marketing	-	19,501	-	19,501
Operating loss	(252,489)	(7,445,602)	(494,067)	(7,679,530)

Interest and financing costs	(27,746)	(27,747)	(55,188)	(55,188)
Foreign exchange (loss) gain	145,844	(63,134)	79,644	(114,290)
Debt forgiveness	7,613	-	7,613	-

Net Loss	$(126,778)	$(7,536,483)	$(461,998)	$(7,849,008)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average shares used in calculating
Basic and diluted net loss per share	6,356,429,204	1,147,698,199	6,356,429,204	1,147,698,199

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Changes in Stockholders’ Deficiency

For the six months ended June 30, 2022

(Amounts expressed in US dollars)

(Unaudited)

							Deficit
							Accumulated	Total
	Preferred Stock		Common Stock		Additional	Assignment	During the	Stockholders’
	$.00001 par value		$.00001 par value		Paid-In	Of	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Liabilities	Stage	(Deficit)

Balance December 31, 2021	100,000,000	1,000	6,356,429,204	63,564	86,337,770	(3,455,111)	(89,442,785)	(6,495,562)
Net loss	—	—	—	—	—	—	(335,220)	(335,220)
Balance March 31, 2022	100,000,000	$1,000	6,356,429,204	$63,564	$86,337,770	$(3,455,111)	$(89,778,005)	$(6,830,782)

Cash settlement of liabilities	—	—	—	—	—	31,501	-	31,501
Net loss	—	—	—	—	—	—	(126,778)	(126,778)
Balance June 30, 2022	100,000,000	$1,000	6,356,429,204	$63,564	$86,337,770	$(3,423,610)	$(89,904,783)	$(6,926,059)

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Consolidated Statements of Cash Flows

(Amounts expressed in US dollars)

(Unaudited)

	Six months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(461,998)	$(7,849,008)
Adjustment to reconcile net loss to cash used in operating activities:
Stock based compensation	-	7,295,600
Interest and financing costs	55,188	55,188
Unrealized foreign exchange loss (gain)	(80,793)	114,234
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	417,360	194,730
(Increase) decrease in prepaid expenses	10,214	(12,572)
NET CASH USED IN OPERATING ACTIVITIES	(60,029)	(201,828)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from short term loans payable	60,459	201,871
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,459	201,871
Effect of exchange rate changes on cash	(459)	-

NET (DECREASE) INCREASE IN CASH	(29)	43
CASH - BEGINNING OF PERIOD	796	-
CASH - END OF PERIOD	$767	$43
SUPPLEMENTAL CASH FLOW INFORMATION
Income tax paid	$-	$-
Interest paid	$-	$-
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Settlement of accounts payable by FE Pharmacy Inc.	$31,501	$-
Issuance of preferred stock previously accrued	$-	$201,350

See accompanying notes to the unaudited consolidated financial statements

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Amounts expressed in US dollars)

(Unaudited)

NOTE 1 – BUSINESS AND GOING CONCERN

Organization

Kallo Inc. (“Kallo” or the “Company”) develops customized health care solutions designed to improve or enhance the delivery of care in the countries and regions we serve.

Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The amounts of assets and liabilities in the consolidated financial statements do not purport to represent realizable or settlement values. The Company has incurred operating losses since inception and has an accumulated deficit and a working capital deficit at June 30, 2022. The Company is expected to incur additional losses as it executes its go to market strategy. This raises substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2022

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

NOTE 3 – CAPITAL STOCK

During the six months ended June 30, 2022, there were no movements in share capital issued and outstanding.

On April 8, 2017, the Company entered into an agreement with FE Pharmacy Inc., a company controlled by a shareholder of Kallo, and a related party, whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy Inc. assumed and will pay all of the Company’s outstanding indebtedness as at April 7, 2017. The 475,000,000 shares issuable to FE Pharmacy Inc. has been valued at the book value of the total liabilities assigned to FE Pharmacy Inc. of $4,135,037. The assignment of the liabilities to FE Pharmacy Inc. has been recorded as a receivable in the equity section of the consolidated balance sheet and will be reduced as the liabilities are settled by FE Pharmacy Inc. During the six months ended June 30, 2022, there were no movement in the assignment of liabilities amount.

NOTE 4 – RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities is an amount of $2,243,170 (December 31, 2021 - $1,988,921) due to directors and officers of the Company as of June 30, 2022.

Included in convertible loans payable to related parties is an amount of $1,123,121 (December 31, 2021 - $1,080,255), including accrued interest, owing to a director and a shareholder of the Company as of June 30, 2022.

Included in short term loans payable is an amount of $333,945 (December 31, 2021 - $291,729) due to a director and officer of the Company as of June 30, 2022.

Included in short term loans payable is an amount of $18,846 (December 31, 2021 - $2,206) due to the controlling shareholder of FE Pharmacy Inc. and a related party as of June 30, 2022.

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Amounts expressed in US dollars)

(Unaudited)

NOTE 5 – CONVERTIBLE LOANS PAYABLE

	June 30, 2022	December 31, 2021

Convertible promissory notes bearing interest at 15% per annum – third parties	$327,303	$314,981
Convertible promissory notes bearing interest at 15% per annum – related parties	1,123,121	1,080,255
	$1,450,424	$1,395,236

The Convertible loans payable bear 15% interest per annum and are convertible at a fixed price at any time during their 1 year term.  The Company has the option to pay the note at any time.  The Company analyzed the conversion option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contract in Entity’s Own Stock and concluded that the embedded conversion was a derivative but the fair value of the feature was zero. The total outstanding notes is $1,450,424, including accrued interest, of which $1,123,121 is to from related parties. Interest of $55,188 on the convertible loans payable are included in net finance charge for the six months ended June 30, 2022 included in the consolidated statement of operations. All of the above convertible loans payable were in default as of June 30, 2022.

NOTE 6 – SHORT TERM LOANS PAYABLE

	June 30, 2022	December 31, 2021

Non-interest bearing short term funding from third parties	$18,499	$17,174
Non-interest bearing short term funding from related party	18,846	2,206
Non-interest bearing short term funding from director	333,945	291,729
	$371,290	$311,109

As of June 30, 2022, the balance of $371,290 represented short term funding provided by third parties and related parties which are non-interest bearing, unsecured and have no fixed repayment date.  The portion of the loan from third parties in Canadian dollars is $21,772 which is subject to revaluation at the end of each quarter.

KALLO INC.

Notes to Consolidated Financial Statements

June 30, 2022

(Amounts expressed in US dollars)

(Unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contingencies

On April 21, 2017, an ex-employee of Kallo obtained a judgement ordering Kallo to pay Canadian $ 135,959 for unpaid wages and expenses relating to services performed in 2016. The full amount has been accrued for in the financial statements of Kallo.

On October 24, 2016, a consultant obtained a judgement ordering Kallo to pay Canadian $34,924 for unpaid fees. The full amount has been settled during the current period.

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $33,530 as at June 30, 2022 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

Responsibility for payments of the above claims has been assumed by FE Pharmacy Inc. under the terms of the agreement mentioned in Note 3.

As used herein, the term “we,” “us,” “our,” and the “Company” refers to Kallo, Inc. a Nevada corporation.

FORWARD-LOOKING STATEMENTS

THIS FORM 10-Q CONTAINS “FORWARD-LOOKING STATEMENTS”. FORWARD-LOOKING STATEMENTS ARE STATEMENTS CONCERNING ESTIMATES, PLANS, OBJECTIVES, GOALS, STRATEGIES, EXPECTATIONS, INTENTIONS, PROJECTIONS, DEVELOPMENTS, FUTURE EVENTS, PERFORMANCE OR PRODUCTS, UNDERLYING (EXPRESSED OR IMPLIED) ASSUMPTIONS AND OTHER STATEMENTS THAT ARE OTHER THAN HISTORICAL FACTS. IN GENERAL FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING WORDS SUCH AS “ESTIMATED,” “BELIEVES,” “EXPECTS,” “MAY,” “WILL,” “SHOULD,” OR “ANTICIPATES,” OR THE NEGATIVE OF THESE WORDS OR OTHER VARIATIONS OF THESE WORDS OR COMPARABLE WORDS, OR BY DISCUSSIONS OF PLANS OR STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. MANAGEMENT WISHES TO CAUTION THE READER THAT THESE FORWARD-LOOKING STATEMENTS, INCLUDING, BUT NOT LIMITED TO, STATEMENTS REGARDING THE COMPANY AND ITS PLANS OR INTENTIONS, ESTIMATES, GOALS, COMPETITIVE TRENDS AND OTHER MATTERS THAT ARE NOT HISTORICAL FACTS ARE ONLY PREDICTIONS. NO ASSURANCES CAN BE GIVEN THAT SUCH PREDICTIONS WILL PROVE CORRECT OR THAT THE ANTICIPATED FUTURE RESULTS WILL BE ACHIEVED. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY EITHER BECAUSE ONE OR MORE PREDICTIONS PROVE TO BE ERRONEOUS OR AS A RESULT OF OTHER RISKS FACING THE COMPANY. WE ALSO FACE THE INHERENT UNCERTAINTIES AND VERY SIGNIFICANT RISKS SINCE OUR PLANNED BUSINESS INVOLVES PROSPECTIVE BUSINESS ARRANGEMENTS IN FIVE FOREIGN COUNTRIES IN AFRICA WHERE THE RULE OF LAW IS FAR LESS CERTAIN. MORE THAN THAT AND BECAUSE OF THE WORLDWIDE COVID 19 PANDENMIC, WE FACE THE RISKS THAT OUR COUNTER-PARTIES MAY ASSERT A “FORCE MAJEUR DEFENSE” THAT MAY ALLOW THEM TO AVOID CERTAIN CONTRACTUAL OBLIGATIONS THAT THEY MAY OTHERWISE HAVE. NOTE THAT: FORWARD-LOOKING STATEMENTS SHOULD BE READ IN LIGHT OF THE CAUTIONARY STATEMENTS AND IMPORTANT FACTORS DESCRIBED IN THIS FORM 10-Q AND THOSE IN OUR 2021 ANNUAL REPORT ON FORM 10-K (THE “2021 ANNUAL REPORT”) INCLUDING, BUT NOT LIMITED TO “THE FACTORS THAT MAY AFFECT FUTURE RESULTS” SHOWN AS ITEM 1A IN THE 2021 ANNUAL REPORT AND IN MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. THE RISKS INCLUDE, BUT ARE NOT LIMITED TO, THE RISKS ASSOCIATED WITH AN EARLY-STAGE COMPANY THAT HAS ALMOST NO CASH ASSETS AND MINIMAL OPERATIONS, THE LACK OF ANY APPARENT FINANCIAL RESOURCES OF THE COMPANY, THE COMPANY’S INSOLVENCY IN THAT OUR TOTAL LIABILITIES EXCEED OUR TOTAL ASSETS, THE INTENSE COMPETITION THAT WE FACE FROM OTHER ESTABLISHED COMPETITORS, THE CLEAR LIKELIHOOD OF A BANKRUPTCY FILING THAT WOULD LIKELY RESULT IN THE TOTAL DESTRUCTION OF THE COMPANY WITH EACH COMMON STOCKHOLDER SUFFERING THE TOTAL LOSS ON THEIR INVESTMENT AND THE LEGAL UNCERTAINTIES THAT DIRECTLY AND INDIRECTLY IMPACT DEVELOPMENT-STAGE COMPANIES. WE HAVE NO HISTORY OF GENERATING ANY REVENUES FROM OUR PLANNED BUSINESS. ANY ONE OR MORE OF THESE OR OTHER RISKS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FUTURE RESULTS INDICATED, EXPRESSED, OR IMPLIED IN SUCH FORWARD-LOOKING STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT TO REFLECT EVENTS, CIRCUMSTANCES, OR NEW INFORMATION AFTER THE DATE OF THIS FORM 10-Q OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED OR OTHER SUBSEQUENT EVENTS. MAKE NO MISTAKE: WE ARE INSOLVENT AND OUR COMMON STOCK SHOULD ONLY BE ACQUIRED BY PERSONS WHO CAN AFFORD THE TOTAL LOSS OF THEIR INVESTMENT SINCE OUR COMMON STOCK MUST BE CONSIDERED A “HIGH RISK” SECURITY. INVESTORS SHOULD NOTE THAT OUR COMMON STOCK DOES NOT CURRENTLY TRADE IN ANY STOCK MARKET (See Item 2 below).

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

WARNING: Matter of Ten Day Stop Trading Order & Related Risks. As noted in our prior periodic filings with the Securities and Exchange Commission (including but not limited to the Form 8-K that we filed on March 26, 2021) on March 24, 2021, the U.S. Securities and Exchange Commission issued a Ten Day Stop Trading Order to stop the trading in our Common Stock (the “Order”). The Order was issued pursuant to Section 12(k) of the Securities Exchange Act of 1934, as amended and it expired on April 7, 2021. As a result, we have expended and continue to expend significant efforts to secure at least one market-maker who may be willing, subject to a complete and satisfactory due diligence review and evaluation of our corporate, business, and financial affairs, to serve as our market-maker for our Common Stock. Currently and despite our continuing efforts, we have not been successful in securing the services of a duly licensed and registered market-maker for our Common Stock and we can not assure you that we will be successful in these and other efforts needed that may allow the holders of our Common Stock to regain trading privileges on OTC Markets. Since the Order and currently, we have not been successful in retaining the services of any market-maker to make a market in our Common Stock and there can be no assurance that we will ever obtain a market-maker for our Common Stock at any time in the future. For these and other reasons, any person who acquires our Common Stock will likely discover that it is nearly impossible to ever re-sell our Common Stock. Thus, our Common Stock represents an illiquid investment and there is no clear likelihood that our Common Stock will ever become a liquid investment at any time in the future.

Further and as a result of the Order, we do not currently have a FINRA-registered market-maker and we have no certain prospect that we will be successful in gaining a FINRA-registered market-maker on or before September 21, 2022 (“to make a market” in our common stock). As a result of the Order and given our state of insolvency, and the severely high risks associated with our business strategy, there is a clear and unmistakeable very high risk that we will not longer have the status of being a publicly traded company. In that context and for these and other reasons, any person who acquires our Common Stock, our Preferred Stock or any debt instrument that we issued, faces a clear and unmistakeable HIGH RISK that they will lose their entire investment.

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

Status as Insolvent Company with Continuing Losses, No Revenues and Negative Equity

We agree with our independent auditors in that there is substantial doubt about our ability to continue as a going concern since:

(a) our Total Current Liabilities exceed our Total Current Assets which are currently $3,357 and thus we are insolvent;

(b) we have limited cash assets and our Total Liabilities are in excess of $6.92 million;

(c) as of December 31, 2021 we have incurred over $89,000,000 in accumulated losses and there is no certain prospect that we will achieve and sustain any positive cash flow, profitability or either of them;

(d) we incurred losses of over $8,000,000 during our most recent fiscal year ending December 31, 2021; and

(e) we have over $6.92 million in Liabilities as of June 30, 2022.

In every respect, we are insolvent and anyone who acquires our Common Stock should be prepared to lose their entire investment. Our Common Stock, our Preferred Stock, and any other instrument that we have or will issue, should be considered a “HIGH RISK” investment suitable only for those persons who can afford the TOTAL LOSS of their investment.

Overall, we are a small company with minimal financial and managerial resources, and our business model and all of our plans have not been reviewed or evaluated by any independent third party. We incurred over $8,000,000 in losses in our most recent fiscal year ending December 31, 2021 and we are insolvent. MAKE NO MISTAKE: there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our operating expenses. This is because we have generated insignificant revenues from our operations during the last ten years and we have no clear prospect that we will generate any revenues at any time in the future. We have been able to remain in business primarily as a result of management’s determination and the efforts by certain other parties but we cannot assure you that we will have the necessary resources that will allow us to continue our corporate existence. We expect to incur significant operating losses in the foreseeable future and our ability to continue as a going concern is dependent upon our ability to raise additional money through investments by others and achieve profitable operations.

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

On April 8, 2017, the Company entered into an agreement with FE Pharmacy, Inc. (the “Prior FE Pharmacy Agreement”) whereby in consideration for the issuance of 475,000,000 common stock of Kallo, FE Pharmacy, Inc. assumed and agreed to pay all of the Company’s outstanding indebtedness as of April 7, 2017. We currently do not have any additional or similar commitment from FE Pharmacy, Inc. which would assure us that FE Pharmacy, Inc. will provide any additional funds to us at any time in the future. While this agreement has, in the past, allowed us to pursue our business strategy, there can be no assurance that any such agreement or similar arrangement with FE Pharmacy, Inc. will be obtained. In the event that we do not receive sufficient additional cash funds in the very near future and in such amounts that would allow us to meet our working capital needs and otherwise satisfy our creditors, our very existence as a corporate entity is doubtful. In that event and in other similar events, persons who hold our Common Stock, our Preferred Stock and our debt instruments will each likely lose all or their investment.

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

Risky & Uncertain Agreements with Countries in Africa & Agreements with Project Funding Source

The following summarizes certain agreements that we currently have with five (5) countries in Africa. In each case, the agreements provide for us to provide certain healthcare services to the named country located in Africa and in each instance, we also entered into a financing arrangement with the same provider of funding that is lending funds to the country that is our counterparty in each agreement. While the agreements between us and each country vary and the funding provisions in the financing agreements with the financing source follow a general pattern, we recognize that the agreements and arrangements are subject to significant risks and uncertainties that include, but are not limited to the following:

●	There are implicit and significant political risks in that each country does not have an established rule of law and as a result, the rights and the obligations of each of the parties to these agreements do not offer the level of certainty or enforceability that is found in comparable agreements entered into between parties in the United States, Canada, or the United Kingdom.

●	There are political processes that are not predictable but can result in not just a sudden change of government but the wholesale abrogation of existing agreements and contracts and thereby the destruction of our property rights and contractual rights that otherwise, in another context, may be assumed to be inviolate.

●	There are many unforeseeable political forces and institutional challenges that may arise which can directly or indirectly result in an adverse economic and political environment that can effectively inhibit our ability to conduct our planned business operations for months if not years.

●	The vagaries and circumstances relating or involving the conduct of each of the governments that is a counterparty to our agreements are not at all predictable and the political systems and legal systems present in each of the countries do not readily conform or allow any predictable legal outcomes which, as a result, create risks that fundamentally undermine our investment of our resources in each of the governmental agreements that we reached with each of these governments and all of the collateral and related agreements that we entered into which assumed the validity of the governmental agreements.

●	In the event of any later dispute or controversy arising out of any one or more of the governmental agreements that we have, we are likely to experience significant challenges in enforcing our rights and ensuring that each governmental entity that is the counterparty to our agreement, fulfills its contractual obligations to us. As a result, we are exposed to significant risks and uncertainties in all of our dealings with each country and these risks far exceed the contractual risks associated with contracts in the United States, Canada, and the United Kingdom.

●	We face and very likely will continue to face a clear and unambiguous risk of insolvency and other severe financial risks that, absent receipt of a sufficient injection of new equity capital into our company in coming days, our existence as a business and as a company is highly doubtful. For these and other reasons, our Common Stock, our Preferred Stock and the debt instruments that we have issued should be acquired only by persons who can afford the total loss of their investment.

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

As of the date of filing this 10Q there has been no further progress in securing financing for these concession agreements and if we are not successful in obtaining sufficient financing on a timely basis and on reasonable terms, we may be unable to pursue any of our plans involving Ghana or any of the other countries.

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

B.        Kenya. On June 26, 2020, the Cabinet Secretary of the Department of Health and the Cabinet Secretary of the National Treasury and Planning of the Republic of Kenya entered into a Project Contract (the “Kenya Contract”) with Kallo Inc. and a Loan Contract with Techno-Investment Module SL. now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Kenya to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. On March 23, 2021, we received a letter from the Cabinet Secretary for the National Treasury & Planning, the Republic of Kenya, informing us that the project and agreements previously entered into have been put on hold. We cannot assure you that the Kenya Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Kenya Contract. Overall, we do not know and we cannot predict whether the Kenya Contract will later be abrogated or if other events and political considerations in the Republic of Kenya will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Kenya Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Kenya Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract. For these and other reasons, we are acutely aware that we face significant “political risks” in Kenya and, for that matter, in each country where we seek to implement our contemplated business. These risks are inherent and we are not able to mitigate or reduce our exposure to the unpredictable and dramatic political risks that we face in Kenya or, for that matter, in any foreign country. In that light, our contemplated business strategy will likely remain a HIGH RISK strategy for the foreseeable future.

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

D.        Ethiopia. On November 30, 2020, the Minister of Health and the Minister of Finance of the Federal Democratic Republic of Ethiopia entered into a Project Contract with Kallo Inc. (the “Ethiopia Contract”) and a Loan Contract with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Federal Democratic Republic of Ethiopia to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Included in the contract is a Medical Tourism project with a Medical Center of Excellence. Again and given our recent experience with the Kenya Contract, we cannot assure you that the Ethiopia Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in Ethiopia Contract. Overall, we do not know and we cannot predict whether the Ethiopia Contract will later be abrogated or if other events and political considerations in the Federal Democratic Republic of Ethiopia will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Ethiopia Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Ethiopia Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the risks that we have encountered in the Kenya Contract. (See discussion regarding Kenya above.)

E.        Mozambique. On December 10, 2020, the Minister of Health and the Minister of Finance of the Republic of Mozambique entered into a Project Contract (Phase-1) with Kallo Inc. (the “Mozambique Contract”) and a Loan Contract (Phase-1) with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the Republic of Mozambique to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we cannot assure you that the Mozambique Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Mozambique Contract. Overall, we do not know and we cannot predict whether the Mozambique Contract will later be abrogated or if other events and political considerations in the Republic of Mozambique will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Mozambique Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Mozambique Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract. (See discussion above regarding the Kenya contract.)

F.        Eritrea. On December 11, 2020, the Minister of Health and the Minister of Finance of the State of Eritrea entered into a Project Contract with Kallo Inc. (the “Eritrea Contract”) and a Loan Contract with Techno-Investment Module SL., now with its registered office in Spain (the “Financing Source”) for implementing Kallo Integrated Delivery Systems (KIDS) in the State of Eritrea to strengthen their National Healthcare Infrastructure and build a robust, sustainable healthcare ecosystem. Given our recent experience with the Kenya Contract, we cannot assure you that the Eritrea Contract will later be implemented and if it is later implemented whether the terms and conditions will resemble or adhere to the terms and conditions that were set forth in the Eritrea Contract. Overall, we do not know and we cannot predict whether the Eritrea Contract will later be abrogated or if other events and political considerations in the State of Eritrea will prevent or preclude us from achieving our original objectives that we sought to achieve when we originally entered into the Eritrea Contract and the agreement with the Financing Source. While we did not fully appreciate the extent of the risks and uncertainties that we face in entering into the Eritrea Contract and completing what we thought were appropriate steps to securing the financing with the Financing Source, we now appreciate the apparently significantly greater risks and uncertainties that are inherent in all transactions similar to the Kenya Contract. (See the discussion above regarding the Kenya Contract.)

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

A number of factors may have contributed to the delays in completing this process in each country. During this period there have been multiple elections in Ethiopia which have disrupted the normal process of government. As of the date of filing this 10Q, there has been no further progress in arranging financing for Ethiopia, and if we are not successful in obtaining financing on a timely basis and on reasonable terms, we may be unable to pursue any of our plans involving Ethiopia.

Further deliberations with the government of Kenya were put on hold as the government prepared for major elections this summer. Those elections were held on August 9, 2022 and it is expected that the new government will be formed in the coming weeks. Once the new government is in place, we anticipate that we will have an opportunity to re-engage with Kenya.

Political unrest and regional conflicts in Mozambique, Eswatini and Ethiopia have had economic impacts and have also disrupted the process of government in these countries. We do not know why the governments and the governmental agencies in each of these countries did not and have not completed the additional steps needed that would allow us to proceed with the implementation of the agreements that we entered into with each such government and each such agency. More than that, we do not understand what would provoke any such delays or hesitation by any of our counterparties in these instances. As of the date of filing this 10Q, there has been no further progress in arranging financing for these countries, and if we are not successful in obtaining financing on a timely basis and on reasonable terms, we may be unable to pursue any of our plans involving these countries.

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

In general, and as we have become more fully aware of the business landscape and the risks and uncertainties associated with efforts to conduct any business in countries where the rule of law can easily become subject to ever unpredictable and changing political pressures, we cannot approach our business plans and strategies without deep concern that we face risks that we cannot realistically mitigate or otherwise contain. In that respect and when any business enterprise commits its limited financial and managerial resources to a business strategy where there is no certainty that the rule of law will be upheld and fully observed, the risks facing the enterprise are existential. For that reason, we face the clear and unmistakeable risk that our business and our assets may be entirely lost and we may have little or no recourse to protect the Company, its planned business and assets and the stockholders’ investment. In that respect, any person who acquires or did acquire our Common Stock, our Preferred Stock, or any debt instrument that we may issue, should be prepared to lose their entire investment.

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

In that context and subject to the serious risks that we face, including but not limited to: (a) our current state of insolvency; (b) the effect that the Ten Day Stop Trading Order has had on our Common Stockholders; (c) the lack of any market-maker for our Common Stock and the likelihood that, as a result of the amendment to Rule 15c2-11 that will directly and adversely impact us and our Common Stockholders likely in September 2021; and (d) other risks and issues that we are likely to face in the near future assuming that we survive as a corporate entity, then and subject to the Risk Factors set forth here and those set forth in Item 1A of our 2021 Annual Report filed on Form 10-K for the fiscal year ending December 31, 2021, then and if to the extent that we are financially able and if circumstances allow, we plan to continue to develop components of Kallo Integrated Delivery System:

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

All of the foregoing is based solely on our internal management assessments conducted without the benefit of any independent third-party review or evaluation, we believe that our end-to-end delivery solution is equipped with necessary medical equipment as per regional healthcare requirements. We also plan to install our copyrighted software and third-party software as required along with a five (5) year support agreement renewable after the five (5) year initial term that includes the medical equipment, software licenses, installation implementation and training.  If we are successful in implementing our business plan and if we have sufficient financial resources, then we anticipate that may, if circumstances are favorable, allow us to generate an ongoing revenue stream for service, maintenance, spare-parts, and consumables. However, we cannot assure you that even if we are able to achieve these goals that we can do so at levels that may allow us to achieve and sustain positive cash flow and profitability and avoid insolvency. We have incurred significant and protracted losses and we have no record of achieving and sustaining positive cash flow and profitability and we cannot be certain that we will achieve either or both of these goals at any time in the future. We are currently insolvent, we have very limited cash assets and we have liabilities in excess of $6.92 million and we cannot assure you that we will regain any measure of solvency at any time in the future. Further and given our financial condition, we have been advised that we are in the “Zone of Insolvency” in that our Board of Directors also must consider the interests of our existing creditors in making financial and operating decisions that impact the rights and interests of our existing creditors. As a result, the interests of our common stockholders may be significantly and permanently compromised with the result that the interests of our common stockholders will be significantly and materially injured thereby.

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

Go-To-Market Strategy

If we are successful in implementing our business plan, avoiding bankruptcy and otherwise avoid several other existential risks that we face (as set forth herein) and provided that we are able to raise a sufficient amount of additional equity capital on reasonable terms, in sufficient amounts and on a timely basis, then we currently intend to implement what we call our “Our Sales Go-To-Market Strategy” – a strategy that is segmented based on the varying needs of our customers in the following three categories:

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

We have not received and we have no plans to receive any independent evaluation of our plans by any independent third party and given the continued deterioration of our financial condition, there can be no assurance that the value proposition as set forth above is remotely feasible.

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

Need for additional capital

We have incurred significant and protracted operating losses since inception:(a) we have an accumulated deficit of over $89 million; (b) we incurred losses of over $8 million in the fiscal year ending December 31, 2021; and (c) we have limited cash assets and over $6.9 million in liabilities. We have both a working capital deficit and we are insolvent. We expect to incur additional significant losses as we execute our current business plan and strategy as well. These losses and our state of insolvency both raise substantial doubt about our ability to continue as a going concern. In that respect, our Common Stock should be considered a HIGH RISK investment suitable only to those persons who can afford the total loss of their investment.

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

Results of operations

Revenues

We did not generate any revenues during the six months ended June 30, 2022 or 2021. However, we are pursuing what we hope may be suitable business opportunities that, based on our own internal management assessments conducted without the benefit of any independent third-party review or evaluation, may offer us commercially feasible and appropriate opportunities. However, we cannot assure you that we will be successful in any of these matters or, if we achieve any success, that it will allow us to achieve and sustain positive cash flow and profitability for any period of time.

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

Expenses

During the three months ended June 30, 2022 we incurred total expenses of $126,778, including $218,260 in salaries and compensation, $31,300 in professional fees, $27,746 in interest and financing costs and $2,929 as other expenses, offset by gain on foreign exchange of $145,844 and debt forgiveness of $7,613 whereas during the three months ended June 30, 2021 we incurred total expenses of $7,536,483, including $7,401,658 in salaries and compensation, $21,997 in professional fees. $27,747 in interest and financing costs, $63,134 in loss on foreign exchange and $21,947 as other expenses. Many of our costs are primarily fixed costs and, as a result, we can not effectively reduce these costs as aggressively as we would like.

The decrease in our total expenses for the three months ended June 30, 2022 from the comparative period is mainly due to a decrease in salaries and compensation as a result of non-cash stock based compensation of $7,295,600 in the previous period and a positive fluctuation of $208,978 on foreign exchange due to appreciation of the US dollar versus the Canadian dollar.

During the six months ended June 30, 2022, we incurred total expenses of $461,998, including $443,332 in salaries and compensation, $45,682 in professional fees, $55,188 in interest and financing costs and $5,053 as other expenses, offset by gain on foreign exchange of $79,644 and debt forgiveness of $7,613 whereas during the six months ended June 30, 2021 we incurred total expenses of $7,849,008, including $7,506,189 in salaries and compensation, $148,399 in professional fees. $55,188 in interest and financing costs, $19,501 in selling and marketing, $114,290 in loss on foreign exchange and $5,441 as other expenses. Many of our costs are primarily fixed costs and, as a result, we cannot effectively reduce these costs as aggressively as we would like.

The decrease in our total expenses for the six months ended June 30, 2022 from the comparative period is mainly due to a decrease in salaries and compensation as a result of non-cash stock based compensation of $7,295,600 in the previous period and a positive fluctuation of $193,934 on foreign exchange due to appreciation of the US dollar versus the Canadian dollar.

The Company is operating with a minimal number of full-time employees and office space until such time as we may be able to secure new contracts, if any. As stated above, we face significant risks and uncertainties that we cannot control.

Net Loss

During the three months ended June 30, 2022 we did not generate any revenues and incurred a net loss of $126,778 compared to a net loss of $7,536,483 during the same period in 2021. The main reason was the issuance of stock based compensation in the previous period as discussed above. In that respect, we cannot assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

During the six months ended June 30, 2022 we did not generate any revenues and incurred a net loss of $461,998 compared to a net loss of $7,849,008 during the same period in 2021. The main reason was the decrease in salaries and compensation due to issuance of stock based compensation in the previous period as discussed above. In that respect, we cannot assure you that we will be successful in reducing our losses at any time in the future and we may face significant and protracted financial losses and we cannot guarantee that we will achieve any of our business goals. We are insolvent and our Total Liabilities exceed our Total Assets and we may become more insolvent unless and until we can generate sufficient revenues and positive cash flow that may allow us to meet our financial and legal obligations to our creditors.

We incurred over $8 million in losses in the twelve months ending December 31, 2021 and there can be no assurance that we will not incur losses at or above that level in the twelve months ending December 31, 2022. We are in the “Zone of Insolvency” and holders of our Common Stock and our Preferred Stock face the total loss of their investment. Further and as a result of the “Zone of Insolvency,” our Directors owe a duty of care to the holders of our existing debt instruments that will diminish the duties that our Board of Directors would otherwise exercise in protecting the interests of our common stockholders and that of the Company itself. All of this fundamentally and dramatically has a serious and negative impact on the interests of the holders of our common stock.

Liquidity and capital resources

As at June 30, 2022, the Company had current assets of $3,357 and current liabilities of $6,929,416, indicating working capital deficiency of $6,926,059. As of June 30, 2022, our total assets of $3,357 comprised cash and prepaid expenses and our total liabilities were $6,929,416 comprised of $5,107,702 in accounts payable and accrued liabilities, convertible loans payable of $1,450,424 and short term loans of $371,290.

Cash used in operating activities amounted to $60,029 during the six months ended June 30, 2022, primarily as a result of the net loss adjusted for non-cash items and various changes in operating assets and liabilities.

Cash provided by financing activities amounted to $60,459 from proceeds from short term loans payable.

There were no cash movement in investing activities during the current six months period ended June 30, 2022.

As of June 30, 2022, our Total Liabilities exceeded our Total Assets and we were insolvent. In that respect we face all the risks and uncertainties of any insolvent corporation that could easily result in stockholders losing all or substantially all of their investment. Our common stock and our preferred stock are securities that should only be acquired by persons who can accept the HIGH RISK of such an investment and the total loss of their investment.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On April 21, 2017, an ex-employee of Kallo obtained a judgement ordering Kallo to pay Canadian $ 135,959 for unpaid wages and expenses relating to services performed in 2016. The full amount has been accrued for in the financial statements of Kallo.

On October 24, 2016, a consultant obtained a judgement ordering Kallo to pay Canadian $34,924 for unpaid fees. The full amount has been settled during the current period.

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

Canada Revenue Agency has assessed the Company for unpaid Canadian $33,530 as at June 30, 2022 representing unremitted employee source deductions and related penalties and interest, the full amount of which has been accrued in the financial statements of Kallo.

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

5. Absence of any Financial Resources; Need for Additional Financing. Our financial resources are almost non-existent and we are insolvent (since we have no assets and over $6.9 million in liabilities). We need to obtain additional financing from the sale of our Common Stock, Debt, or some combination thereof in order to undertake further business plans. Our ability to operate as a going concern is contingent upon our receipt of additional financing through private placements or by loans. We anticipate that we will require significant additional funds in the future if we are successful in marketing our products and services. There can be no assurance that if additional funds are required they will be available, or, if available, that they can be obtained on terms satisfactory to our Board of Directors. In the event the Company elects to issue stock to raise additional capital, any rights or privileges attached to such stock may either (i) dilute the percentage of ownership of the already issued common shares or (ii) dilute the value of such shares; or (iii) both. No rights or privileges have been assigned to the stock and any such rights and privileges will be at the total discretion of the Board of Directors of the Company. There can be no guarantee that we will be able to obtain additional financing, or if we are successful, that we will be able to do so on terms that are reasonable in light of current market conditions. Further, we have not received any commitment from any person to provide any additional financing and we cannot assure that any such commitment is forthcoming.

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

7. Lack of Revenues and Development Stage Company. We have no history of generating Sales Revenues and we cannot assure that we will generate any Sales Revenues at any time in the future or, if we do, that we can achieve Sales Revenues at a level that will allow us to also achieve and maintain profitability and positive cash flow. We face all of the risks inherent in a new business. There is no information at this time upon which to base an assumption that our plans will either materialize or prove successful. Our present business plans and strategies have been developed by our corporate officers and they have been evaluated by any independent third party. There can be no assurance that any of our business plans and strategies will generate sales revenues that will result in any profits or positive cash flow. Investors should be aware that they may lose all or substantially all of their investment.

8. Lack of Dividends & No Likelihood of Dividends. We have not paid dividends and do not contemplate paying dividends in the foreseeable future. We have no cash assets and we have an accumulated deficit. Any payment or distribution of any cash or any other asset to holders of our Common Stock would further result in the Company violating the fiduciary duty of care that our Board of Directors owes to the holders of our existing debt instruments. As a result, there is no likelihood that we will undertake and make any dividend distributions at any time in the near future.

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

14. Ten Day Stop Trading Order Imposed by SEC in March 2021. As set forth in greater detail elsewhere in this Annual Report, in March of 2021, the U.S. Securities and Exchange Commission (the “SEC”) imposed a Ten Day Stop Trading Order on the trading of our Common Stock (the ‘Order”). While the Order has expired, we cannot assure you that the SEC or any other securities regulator has not undertaken or will undertake further investigative action or other action that may further disrupt our affairs and cause significant financial injury to us. It is not uncommon that such “follow-on” actions to be taken by one or more securities regulators after the SEC takes action as set forth in the Order. IN that event, we may incur significant and prolonged costs and expenses and resulting financial losses and resulting permanent damage to our reputation. Since the Order and currently, we have not been successful in retaining the services of any market-maker to make a market in our Common Stock and there can be no assurance that we will ever obtain a market-maker for our Common Stock at any time in the future. For these and other reasons, any person who acquires our Common Stock will likely discover that it is nearly impossible to ever re-sell our Common Stock. Thus our Common Stock represents an illiquid investment and there is no clear likelihood that our Common Stock will ever become a liquid investment at any time in the future.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of August 2022.

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